Form 10-Q
period 1996-03-31
AUSPEX SYSTEMS INC
filed 1996-05-15
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number: 0-21432

                              AUSPEX SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                                  93-0963760
(STATE OF INCORPORATION)                                     (I.R.S. EMPLOYER
                                                             IDENTIFICATION NO.)

       5200 GREAT AMERICA PARKWAY
                  SANTA CLARA, CA                             95054
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER:                       (408) 986-2000

           INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                            YES   X
                                                 ---
                                            NO
                                                 ---

           NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF MARCH 31, 1996: 23,968,093.

- ---------------------------------------------------------------------------
FORM 10-Q
AUSPEX SYSTEMS, INC.

INDEX

                                                                                 PAGE
         PART I.    FINANCIAL INFORMATION                                        NUMBER

         ITEM 1.      Financial Statements                                          1

                      Condensed  Consolidated Balance Sheets                        1

                      Condensed Consolidated Statements of Operations               2

                      Condensed Consolidated Statements of Cash Flows               3

                      Notes to Condensed Consolidated Financial Statements        4-5

         ITEM 2.      Management's Discussion and Analysis of Financial           6-9
                         Condition and Results of Operations

         PART II.   OTHER INFORMATION

         ITEM 5.      Other information                                            10

         ITEM 6.      Exhibits and Reports on Form 8-K                             10

         SIGNATURES                                                                10

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      AUSPEX SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS
                                                                MARCH 31, 1996      JUNE 30, 1995
- -------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                   (UNAUDITED)
CURRENT ASSETS:
    CASH AND CASH EQUIVALENTS                                      $ 13,649              $ 17,568
    SHORT-TERM INVESTMENTS                                           33,106                27,028
    TRADE RECEIVABLES, NET                                           32,491                27,553
    INVENTORIES                                                      17,984                17,144
    PREPAID EXPENSES AND OTHER                                        5,822                 4,273
                                                                   ------------------------------
        TOTAL CURRENT ASSETS                                        103,052                93,566

PROPERTY AND EQUIPMENT, NET                                          13,389                 9,057
OTHER ASSETS                                                          3,923                 3,903
                                                                   ------------------------------
                TOTAL  ASSETS                                      $120,364              $106,526
                                                                   ==============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                MARCH 31, 1996      JUNE 30, 1995
- -------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
    CURRENT PORTION OF CAPITAL LEASE OBLIGATIONS                   $    232              $    384
    ACCOUNTS PAYABLE                                                  5,416                 7,413
    ACCRUED LIABILITIES                                               9,930                 7,369
    INCOME TAX PAYABLE                                                1,767                 5,209
    DEFERRED REVENUE                                                  6,074                 5,293
                                                                   ------------------------------

        TOTAL CURRENT LIABILITIES                                    23,419                25,668

CAPITAL LEASE OBLIGATIONS                                                21                   159

STOCKHOLDERS' EQUITY                                                 96,924                80,699
                                                                   ------------------------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $120,364              $106,526
                                                                   ==============================

                      AUSPEX SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         -----------------------------      ---------------------------
                                                           MARCH 31,        MARCH 31,        MARCH 31,        MARCH 31,
                                                             1996             1995             1996             1995
- --------------------------------------------------------------------------------------      ----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 (UNAUDITED)       (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
REVENUES :

    PRODUCT REVENUES                                       $39,516          $27,009          $103,810          $72,050
    SERVICE REVENUES                                         3,817            3,021            11,062            8,293
                                                           ------------------------          -------------------------
         TOTAL REVENUES                                     43,333           30,030           114,872           80,343
                                                           ------------------------          -------------------------
COST OF REVENUES :

    COST OF PRODUCT REVENUES                                16,337           12,509            44,080           32,573
    COST OF SERVICE REVENUES                                 2,794            1,817             7,130            4,785
                                                           ------------------------          -------------------------
         TOTAL COST OF REVENUES                             19,131           14,326            51,210           37,358
                                                           ------------------------          -------------------------
         GROSS PROFIT                                       24,202           15,704            63,662           42,985
                                                           ------------------------          -------------------------
OPERATING EXPENSES :

     SELLING, GENERAL & ADMINISTRATIVE                      11,922            8,408            31,800           23,532
     RESEARCH AND DEVELOPMENT                                4,610            3,767            12,827           10,697
                                                           ------------------------          -------------------------
         TOTAL OPERATING EXPENSES                           16,532           12,175            44,627           34,229
                                                           ------------------------          -------------------------
         INCOME FROM OPERATIONS                              7,670            3,529            19,035            8,756

OTHER INCOME, NET                                              376              795             1,283            1,523
                                                           ------------------------          -------------------------
         INCOME BEFORE PROVISION FOR INCOME TAXES            8,046            4,324            20,318           10,279

PROVISION FOR INCOME TAXES                                   2,655              951             6,705            2,261
                                                           ------------------------          -------------------------
NET INCOME                                                 $ 5,391          $ 3,373          $ 13,613          $ 8,018
                                                           ========================          =========================
NET INCOME PER SHARE                                       $  0.21          $  0.14          $   0.53          $  0.33
                                                           ========================          =========================

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS              25,868           24,674            25,584           24,250
                                                           ========================          =========================


                      AUSPEX SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              MARCH 31,         MARCH 31,
NINE MONTHS ENDED                                                1996             1995
- ------------------------------------------------------------------------------------------
(IN THOUSANDS)                                               (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:                         $ 10,695           $  5,261
                                                              ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (INCREASE) DECREASE IN SHORT-TERM INVESTMENTS                (6,078)               627
    PURCHASE OF PROPERTY AND EQUIPMENT                         (10,838)            (5,601)
    INCREASE IN OTHER ASSETS                                       (20)              (387)
                                                              ---------------------------
       NET CASH USED FOR INVESTING ACTIVITIES                  (16,936)            (5,361)
                                                              ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS               (291)              (592)
    PROCEEDS FROM SALE OF COMMON STOCK, NET                      2,775                743
                                                              ---------------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,484                151
                                                              ---------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (162)                (4)
                                                              ---------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (3,919)                47
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  17,568             17,965
                                                              ---------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 13,649           $ 18,012
                                                              ===========================

                      AUSPEX SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of the dates and results of operations for the periods indicated.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Management of Auspex believes the information included in the following report on Form 10-Q, when read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report to Shareholders, not to be misleading.

         The results of operations for the three months ended March 31, 1996, are not necessarily indicative of results for the entire fiscal year ending June 30, 1996. (See "Factors That May Affect Future Operating Performance" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

2.   CASH AND CASH EQUIVALENTS

            Substantially all cash equivalents consist of investments in certificates of deposit, money market deposits, and municipal bonds with initial maturities of three months or less. Substantially all short-term investments consist of municipal bonds, corporate debt securities, mortgage-backed securities, and debt securities issued by the U.S. Treasury which the Company intends to hold for between three and twelve months.

3.   REVENUE RECOGNITION

         Product revenues include hardware sales and software license fees. Revenues from system sales to end users are generally recognized when the equipment has been shipped, installed and accepted by the end user. Revenues from system sales to distributors, integrators and OEM's, as well as product upgrades, are generally recognized when the equipment has been shipped. Revenues earned under software license agreements with end users are generally recognized when the software has been shipped and there are no significant obligations remaining.

         Service revenues include installation, maintenance, and training and are recognized ratably over the contractual period or as the services are provided.

4.   NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of shares of common stock, and dilutive common equivalent shares from stock options using the treasury stock method. Fully diluted net income per share is substantially the same as primary net income per share.

5.   INVENTORIES

             Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor, and manufacturing overhead costs. Finished goods inventories include systems shipped to customers and awaiting acceptance. Inventories consist of the following in thousands:

                                            March  31,       June 30,
                                              1996             1995
                                              ----             ----
Purchased materials                          $ 3,899          $ 7,089
Systems in process                             4,984            6,530
Finished goods                                 9,101            3,525
                                             -------          -------
     Total inventories                       $17,984          $17,144
                                             =======          =======

                              AUSPEX SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net revenues for the third quarter of fiscal 1996 ended March 31, 1996 were $43.3 million, an increase of 44% over net revenues of $30.0 million for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, revenues were $103.8 million, an increase of 43% over $80.3 million for the first nine months of fiscal 1995.

         Product revenues for the quarter were $39.5 million or 91% of total revenues. Revenues from systems sales during the quarter ended March 31, 1996 accounted for 56% of product revenues as compared to 43% in the same period last year, while revenues from upgrades and add-on options comprised 41% of product revenues versus 57% for the same period a year ago. Software revenues earned under license agreements were insignificant in the quarter ended March 31, 1996. The increase in systems sales is primarily due to the introduction of a new family of products late in the quarter ended December 31, 1995 and a related increase in direct sales personnel hired in the same period. Service revenues for the quarter ended March 31, 1996 were 9% of the total revenues, as compared to 10% in the same period last year.

         Gross margin was 56% of net revenues in the third quarter of fiscal 1996 as compared with 52% in the third quarter of fiscal 1995. For the nine months ended March 31, 1996 and 1995, gross margin was 55% and 54%, respectively. The increase in gross margin was primarily due to lower material costs and improved manufacturing efficiencies. Software revenue, although not a significant component of total revenue for the nine months ended March 31, 1996, also contributed slightly to the improvement in gross margin.

         Selling, general and administrative expenses during the third quarter of fiscal 1996 totaled $11.9 million, an increase of 42% from $8.4 million in the corresponding period of the prior fiscal year, and comprised 28% of net revenues in both periods. For the nine months ended March 31, 1996, selling, general and administrative expenses totaled $31.8 million, an increase of 35% from $23.5 million in the corresponding nine month period of the prior fiscal year, and comprised 28% and 29% of net revenues, respectively. The increase in absolute dollars reflects the addition of new employees in the North American direct sales operations and higher expenses relating to higher sales volume. Although there has been a steady investment in the infrastructure of the Company, total selling, general and administrative expenses, as a percentage of revenue, remained at 28% for the quarter ended March 31, 1996 and represented a decreased of 1% for the nine months ended March 31, 1996 compared to the same period last year.

         Research and development expenses incurred during the third quarter of fiscal 1996 were $4.6 million, an increase of 22% from $3.8 million in the corresponding period of the prior fiscal year, which comprised 11% and 13% of net revenues, respectively. For the nine months ended March 31 1996, research and development expenses totaled $12.8 million, an increase of 20% from $10.7 million in the corresponding nine month period of the prior fiscal year, and comprised 11% and 13% of net revenues, respectively. The increase in absolute dollars was attributable to the addition of new employees and other new product development expenses. The decrease in these expenses as a percentage of revenues was related to higher revenue levels.

         Operating margin for the third quarter of fiscal 1996 was $7.7 million, an increase of 117% over operating margin of $3.5 million in the third quarter of fiscal 1995. These amounts comprised 18% and 12% of net revenues for the quarter ended March 31, 1996 and 1995, respectively. The improved profitability was due to accelerated revenue growth, controlled spending and improved gross margin.

         The Company's tax rate for the first nine months of fiscal 1996 was 33% as compared to 22% for fiscal 1995. The lower tax rate in fiscal 1995 reflected the utilization of tax loss carry forwards including research and development tax credits which were exhausted by the end of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended March 31, 1996, the Company's cash, cash equivalents and short-term investments increased by $2.2 million to $46.7 million. The Company's working capital increased during the nine months ended March 31, 1996 by $11.7 million.

         Based on its current operating plans, the Company believes that its existing cash and investment balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements at least through the next 12 months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         The second paragraph of the section entitled "Liquidity and Capital Resources" contains a forward looking statement. The Company may also make oral forward looking statements from time to time. Actual results may differ materially from those projected in any such forward looking statements due to a number of factors, including those set forth below.

         POTENTIAL SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS

         The Company's operating results may fluctuate significantly from quarter to quarter due to a combination of factors. These factors include the timing of orders, the timing of new product introductions by the Company or its competitors, and the mix of distribution channels through which the Company's products are sold. The Company generally realizes higher gross margins on sales of systems to end users and on single system sales than on systems sold through distributors and OEM's and on multiple system sales. In addition, given the relatively large sales price of most of the Company's systems, the loss or delay in a given quarter of a relatively limited number of systems sales could adversely affect the Company's revenues. Because the Company recognizes revenue from sales to end users upon customer acceptance, timing of the installation of the Company's products may also increase potential fluctuations in the Company's quarterly results of operations.

         INTENSELY COMPETITIVE MARKET

        The market for the Company's products is intensely competitive. The Company experiences substantial competition, principally from Sun Microsystems, Hewlett-Packard Company, IBM and Digital Equipment Corporation, among others. In addition, newer, smaller companies such as Network Appliance Corporation have introduced products at the low end of the Company's target markets. Most of the Company's competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. Price competition in the markets for the Company's products is intense. Any material reduction in the price of the Company's products without corresponding decreases in manufacturing costs and increases in unit volume would negatively affect gross margins which could in turn have a material adverse effect upon the Company's business, financial condition and results of operations. For example, Sun Microsystems recently announced a new line of competing products and the Company believes that such new Sun Microsystems products will create pricing pressures on certain of the Company's products in future quarters which could have a material adverse effect on the Company's gross margin. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base, including disk and tape drives and additional processors. Increased competition for the Company's products that results in lower product sales could also adversely impact the Company's upgrades sales. In addition, decisions by customers not to increase capacity to their current systems could adversely impact the

Company's revenues and results of operations. The Company's ability to maintain its competitive position will depend, among other factors, upon its success in anticipating industry trends, investing in product research and development, developing new products with improved price/performance characteristics and effectively managing the introduction of new products into targeted markets.

         DEPENDENCE ON KEY PERSONNEL

         Competition for employees with highly technical, management and other skills is intense in the industry in the computer industry and is particularly intense in the San Francisco Bay Area. The Company's failure to retain the services of key personnel or to attract additional qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations.

         SOFTWARE PRODUCT RISKS

         With the release of its ServerGuard(TM) and DataGuard(TM) software products, the Company has begun shipping software products in addition to its line of network file servers. The Company also expects to release periodically enhancements and new features for these products from time to time. Although the Company performs extensive testing prior to releasing software products, such products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different applications. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products or cause unfavorably publicity, negatively impact system shipments, any of which could result in a material adverse effect on the Company's business, financial condition and results of operations.

         NEW PRODUCTS

         New product introductions by the Company or its competitors carry the risk that customers will delay or cancel orders for existing products pending shipment of the new products. The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis. Any delays in the launch or availability of new products could have a material adverse effect on the Company business, financial condition and results of operations.

         DEPENDENCE ON ESTABLISHED STANDARDS

         The rapid emergences of new or alternate standards which replace or diminish the market acceptance of UNIX operating systems or the Network File System (NFS"), on which the Company's products are currently based, could materially adversely affect the Company's results of operations unless the Company is able to incorporate any such standards in the Company's products in a timely manner.

         DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

         For fiscal year 1995 and the first nine months of fiscal year 1996, direct sales of products and services to Intel Corporation ("Intel") represented approximately 15% and 11%, respectively, of the Company's revenues. In addition to direct purchases from the Company, Intel or its affiliates have from time to time made significant purchases of the Company's products through channels. For fiscal year 1995 and the first nine months of fiscal year 1996, sales to Fuji Xerox Company, Ltd. (Fuji Xerox),the Company's exclusive private label OEM in Japan, represented approximately 9% and 15%, respectively, of the Company's revenues. Also for fiscal year 1995 and the first nine months of fiscal year 1996, sales to Nissho Electronics ("Nissho"), the Company's distributor in Japan, represented approximately 7% and 10%, respectively, of the Company's revenues. Intel, Fuji Xerox and Nissho are not obligated to purchase any minimum level of products from the Company. A significant reduction in product sales to Intel, Fuji Xerox or Nissho would materially and adversely affect the Company's business, financial condition and results of operations.

         RISKS OF INTERNATIONAL SALES; EUROPEAN MARKET RISKS

         During fiscal year 1995 and the first nine months of fiscal year 1996, approximately 26% and 35%, respectively, of the Company's total revenues were derived from markets outside of North America, primarily in Japan. The Company expects that sales to the Pacific Rim will continue to represent a significant portion of its business. The Company also increased its sales and support and marketing efforts in Europe. There can be no assurance that the Company's European operations will be successful. The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions as well as by risks such as trade restrictions, increases in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors, most of whom are entitled to carry products of the Company's competitors.

         INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS; PENDING LITIGATION

         The Company currently relies on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to protect its proprietary rights in its hardware and software products. The Company currently holds 6 U.S. patents and has filed applications for additional patents. The Company has also filed applications for counterpart patents in foreign countries, including Japan. There can be no assurance that the Company's present or future competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, there can be no assurance that the Company's patent applications will result in issued patents, or that the Company's issued patents will be upheld if challenged. Additionally, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company in the future with respect to current or future projects or that any such assertions may not require the Company to refrain from the sale of its products, enter into royalty arrangements or undertake costly litigation.

         The Company's adherence to industry standards with respect to its products limits the Company's opportunities to provide proprietary features which may be protected. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Effective July 1, 1996, Laurence B. Boucher will step down as Chairman of the Board but will remain a member of the Board of Directors.

         Effective April 30, 1996, Kent L. Robertson joined the Company as its Vice President of Finance and Chief Financial Officer. He was formerly Executive Vice President, Chief Financial Officer and Secretary of Genus, Inc.,

         Effective April 10, 1996, Mike B. Stevens was appointed as Vice President of North American Sales. Mike Stevens was previously the Western Director of North American Sales for the Company.

         Effective April 10, 1996, Terry A. Dyckman joined the Company as its Vice President of Human Resources. He was formerly Sr. Director of Human Resources at Apple Computer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           a. Exhibits

              Not applicable

           b. Reports on Form 8-K

              No report on Form 8-K was filed during the current period

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         AUSPEX SYSTEMS, INC.




Date   May  9, 1996
     -------------------             ------------------------------------------
                                                  Kent L. Robertson
                                        Vice President of Finance and Chief
                                                   Financial Officer
                                     (Principal Financial & Accounting Officer)