Form 10-K405
period 1996-06-30
AUSPEX SYSTEMS INC
filed 1996-09-27
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     For the Fiscal Year Ended June 30, 1996

                         Commission file number: 0-21432

                              AUSPEX SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                    93-0963760
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                           5200 Great America Parkway,
                          Santa Clara, California 95054
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 986-2000

           Securities registered pursuant to Section 12(b) of the Act:
                          Common Stock, $.001 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                               ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $301,014,862 as of September 15, 1996, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         The number of shares of Registrant's Common Stock outstanding as of September 15, 1996 was 24,476,505.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on December 6, 1996.
- -------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                            PAGE
PART I   .................................................................................................     4

         ITEM 1.         BUSINESS ........................................................................     4

                         The Company......................................................................     4
                         Products ........................................................................     5
                         Markets and Customers............................................................     6
                         Distribution.....................................................................     7
                         Customer Service and Support.....................................................     7
                         Manufacturing....................................................................     8
                         Research and Development.........................................................     9
                         Competition......................................................................     9
                         Intellectual Property and Licenses...............................................    10
                         Employees........................................................................    10
                         Executive Officers of the Company................................................    11

         ITEM 2.         PROPERTIES.......................................................................    13

         ITEM 3.         LEGAL PROCEEDINGS................................................................    13

         ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............................    13

PART II  .................................................................................................    14

         ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                         RELATED STOCKHOLDER MATTERS.....................................................     14

         ITEM 6.         SELECTED FINANCIAL DATA.........................................................     15

         ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS ............................................     15

                         Results of Operations...........................................................     15
                         Revenues........................................................................     16
                         Gross Margin....................................................................     17
                         Operating Expenses..............................................................     17
                         Other Income ...................................................................     17
                         Provision for Income Taxes......................................................     18
                         Quarterly Results of Operations.................................................     18
                         Factors That May Affect Future Results..........................................     19
                         Liquidity and Capital Resources.................................................     21

         ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................     22

         ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................................     22

PART III ................................................................................................     23

         ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................     23

         ITEM 11.        EXECUTIVE COMPENSATION..........................................................     23

         ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                         AND MANAGEMENT..................................................................     23

         ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................     23

PART IV  ................................................................................................     24

         ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                         ON FORM 8-K.....................................................................     24

                (A)      1.  FINANCIAL STATEMENTS........................................................     24
                         2.  FINANCIAL STATEMENT SCHEDULES...............................................     24
                         3.  EXHIBITS....................................................................     25
                (B)      REPORTS ON FORM 8-K.............................................................     28

SIGNATURES...............................................................................................     29

POWER OF ATTORNEY........................................................................................     29

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.................................................................    F-1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

SUPPLEMENTAL SCHEDULES....................................................................................   S-1

                             INTRODUCTORY STATEMENT

            References made in this Annual Report on Form 10-K to "Auspex," the "Company" or the "Registrant" refer to Auspex Systems, Inc. and its wholly owned subsidiaries. AUSPEX, NS 5000, FUNCTIONAL MULTI-PROCESSING, FMP, FMK, FUNCTIONAL MULTI-PROCESSOR, FUNCTIONAL MULTIPROCESSOR, and the Auspex logo design are registered trademarks of the Company. FUNCTIONAL MULTIPROCESSING KERNEL, FUNCTIONAL MULTIPROCESSING, NETSERVER, NS 7000, NS 6000, NS 5500, NS 3000, DataGuard and ServerGuard are trademarks of the Company.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

            Auspex develops, manufactures, distributes and supports a line of UNIX multi-protocol (NFS(1), FTP(2)) network file/data servers, known as NetServers, that enhance the performance of large, multivendor client/server networks. As client/server computing has become increasingly widespread, the inherent limitations of data servers based upon general-purpose computer architectures have come to be recognized as a serious impediment to overall network performance and availability.

            The network performance limitations which the NetServer was designed to overcome are the direct result of applying traditional, general purpose computing servers to the ever increasing challenge of storing, managing and delivering network data. These performance limitations have become more acute as the volume of network data has increased from the downsizing and offloading of mainframe data, the consolidation of local area network data, and the emergence of network data-intensive applications such as the Internet. As the amount of data and users on a network increase, data servers based on conventional workstation or minicomputer architectures must support considerably more file/data, network and disk traffic than they were originally designed to handle. The result is a serious deterioration in network performance. The traditional solution has been to subdivide the network into multiple subnetworks, each with its own data server, duplicate data files and associated administrative costs.

            In contrast to conventional architectures, the Company's proprietary Functional Multiprocessing ("FMP") architecture, of which key aspects have been patented by the Company, has been designed specifically to overcome these limitations by optimizing the tasks which a network data server most commonly executes--file/data transfer and disk operation. The performance advantages of Auspex's FMP architecture enable a single NetServer to support large networks at high data throughput rates. The NetServer's scalability permits customers to add workstation clients to multiple data servers. The importance of these benefits to large-scale client/server systems is demonstrated by the fact that over 80% of Auspex's installed base of approximately 1,780 data servers supports networks with 50-400 users.

- ------------------------

    (1)NFS denotes the Network File System protocol, first promulgated by Sun Microsystems, Inc. ("Sun Microsystems"), and since widely dopted by the workstation market as a de facto standard for network file transfer.

    (2)FTP (File Transfer Protocol) is a standard protocol comman used to retrieve or store files on network file server. FTP is supported on Unix, Windows, VMS, Macintosh and other popular desktop computers.

            Auspex's FMP design offers an architectural solution to the network performance gap through distribution of all performance-limiting Network File System ("NFS") functions to a specialized input/output ("I/O") subsystem of dedicated file/data, network and disk processors. By isolating the host central processing unit ("CPU") and UNIX operating system from the data server's principal activity, the NetServer bypasses the internal bottleneck which slows the throughput of general-purpose computer architectures performing similar tasks. In addition, the isolation of the UNIX operating system and application software from the data delivery function of the server significantly increases the reliability of the systems. More processors and disk capacity may be added to meet increasing user demand as networks expand.

Auspex believes the benefits of its FMP architecture -- high availability, scalability and performance -- may be applied to industry standard protocols, such as FTP, HTTP, and CIFS/SMB, opening new market opportunities in the future.

PRODUCTS

            The Company develops, markets and supports a line of NFS network data servers known as NetServers. The Company's newest NetServers, the NS 7000 NetServer Family, were introduced in fiscal 1996. The NS 7000/150 NetServers are designed for small workgroups of up to 40 workstations; the NS 7000/250 NetServers are designed for departments supporting 40 to 150 workstations, while the NS 7000 /650 NetServers meet the needs of large enterprise environments with up to 800 workstations. All members of the NS 7000 Family can simultaneously support applications such as database or high-speed, on-line system backup as well as NFS I/O operations without one activity impairing the performance of the other. NS 5000, NS 5500 and NS 6000 NetServers, predecessors of the NS 7000 Family, can be upgraded on-site to an NS 7000. A significant portion of the Company's revenues are derived from product upgrades, which consist primarily of additional processors (or upgrades of existing processors) and disk and tape drives. The Company's strategy is to introduce new products and offer upgrades to existing products periodically on an ongoing basis. It is possible that some customers will cancel orders for existing products or delay orders in anticipation of new product availability; should this occur, the Company's revenues and operating results could be adversely affected.

            A base NS 7000 NetServer configuration includes one network processor, one storage processor and one host processor (CPU), along with I/O cache memory and a rack for the first seven SCSI disk drives, typically of 4.29 gigabyte capacity each. The NetServer can be scaled by the addition of function-specific processors, allowing customers to expand the product to support their future requirements. The basic elements of the architecture's hardware organization are described below:

                        Network processor. The network processor performs three
            functions. The first is the processing of network protocols up to and including the ONC/NFS level. The second is the processing of NFS file requests, using a UNIX file system which has been extracted from the UNIX operating system kernel. In this way, NFS operations bypass the host processor entirely. In addition, a very large disk buffer cache (I/O cache memory) is implemented on the network processor. No processor instructions are stored in or retrieved from this memory - the entire memory and enhanced backplane bandwith of 110 megabytes per second (MB/s) is devoted to I/O. Cache memory can be added to a maximum of 256 MB per network processor. Each network processor provides up to 6 Ethernet connections or up to 2 FDDI or MLT3 connections. Each network processor provides up to six 10 BaseT or two 100 BaseT Ethernet connections, up to two FDDI/MLT3 connections or two ATM (OC-3) connections.

                        Storage processor. The NetServer storage processor
            operates up to 6 parallel SCSI I/O channels simultaneously. These are attached to disk arrays, containing up to 42 4.29-gigabyte disks, for a total storage of 180 gigabytes. The storage processor is responsible for virtual partition management on the storage devices, write acceleration, channel management, disk and tape control and data transfers to I/O cache memory.

                        Host processor. The host processor used in the NetServer
            is based on the Sun SPARC architecture, which is compliant with the Solaris UNIX operating system and its application binary interface.

            NetServer prices range from approximately $45,000 to more than $500,000, depending on the configuration. While system price varies considerably according to the configuration purchased, the average sales price per system in fiscal year 1996 for North American direct sales was approximately $194,000, and for distributor and international sales, approximately $161,000. Lower average sales prices per system for international distributor sales are attributable to the fact that most servers sold through these channels are sold in smaller configurations and at higher discounts.

            In 1995, Auspex commenced shipment of its first software product, DataGuard, that allows users to continuously access their data in the event of a disruption associated with the UNIX host operating system. In March 1996, the Company began shipping its second software product, ServerGuard. ServerGuard operates between multiple Auspex servers providing the industry's first local and wide area network-based fail-over and disaster recovery system for uninterrupted service. Revenues from software licenses, which consisted primarily of DataGuard, represented approximately three percent of Company's revenues in fiscal 1996.

MARKETS AND CUSTOMERS

            The majority of the Company's sales are currently made to customers in the scientific, technical and engineering fields, in which UNIX workstation and NFS-based network penetration is the greatest and the need for high-performance data/file servers is the most critical. In addition to this large and expanding multivendor, technical computing market, commercial applications for UNIX-based systems are also increasing (e.g. financial services, and internet service provider and corporate intranets). The Company believes that its NetServer architecture is adaptable to commercial computing environments and intends to pursue opportunities in these markets as they develop. There can be no assurance, however, that the Company will be able to adapt its NetServers to commercial computing market, or that it will be able to penetrate such markets.

            As of June 30, 1996, approximately 1,780 NetServers have been installed for over 420 customers worldwide. Reflecting the NetServer's particular suitability to the performance requirements of large-scale client/server systems, networks supporting more than 50 users account for more than 80% of Auspex's installed base. NetServers are used most commonly for the following types of applications: software development, electronic computer-aided design (ECAD) and electronic computer aided engineering (ECAE), scientific and academic research, mechanical computer-aided design (MCAD), technical publishing and financial and services. A growing number of customers are using NetServers for other applications, such as Internet service providers, on-line content providers, seismic and geophysical modeling, inventory control and multimedia applications. Prior to fiscal 1994, 1995 and 1996, Auspex focused its marketing efforts primarily on North America through its direct sales force and on the Pacific Rim through its relationships with Fuji Xerox and Nissho Electronics. During fiscal 1994, the Company established direct sales and support operations in the United Kingdom, France and Germany, and strengthened its distribution network in selected other European markets.

            Sales of products and services to the following customers accounted for 10% or more of total revenues in the periods indicated: fiscal year 1994 -- Intel (14%); fiscal year 1995 -- Intel (15%); and fiscal year 1996 -- Intel (10%) and Fuji Xerox Co., Ltd. (13%). In addition to direct purchases from the Company, Intel or its affiliates have from time to time made significant purchases of the Company's products through indirect channels. Intel and Fuji Xerox are not obligated to purchase any minimum level of products from the Company. Accordingly, there can be no assurance that sales of products and services to these customers will not decline, either in absolute dollar amounts or as a percentage of total revenues, in future periods.

DISTRIBUTION

            The Company employs a multi-tiered distribution strategy which to date has focused on product sales to end users in North America through a direct sales force and to the Pacific Rim (primarily Japan) through an OEM and a distributor. The Company has a direct sales force in the United Kingdom, France and Germany, and employs distributors in other selected European markets.

            Because the success of the Company's direct sales efforts in North America is dependent in part upon a sophisticated analysis of the customer's networking requirements, the Company's system engineers work closely with the Company's sales representatives.

            The Company's Pacific Rim distribution strategy includes OEM and distribution agreements with Fuji Xerox and Nissho Electronics Corporation ("Nissho"), respectively, in Japan. The agreement with Fuji Xerox was renewed on May 31, 1996 and will automatically renew for a one year period on every subsequent May 31, unless one of the parties gives notice of termination at least one year in advance. The purchase prices of products purchased by Fuji Xerox under the agreement are subject to certain discounts. While Fuji Xerox is not subject to any minimum purchase requirements, in the event that it fails to reach the purchase targets mutually agreed upon each year, Auspex has the right to make additional OEM appointments in Japan. Both Nissho and Fuji Xerox have the right to sell products of the Company's competitors.

            Auspex believes that the large installed base of UNIX systems in Europe represents a significant opportunity for future NetServer sales. To address this opportunity, the Company has direct sales and support facilities in the United Kingdom, France and Germany. The Company has also entered into agreements with distributors covering selected other markets in Europe. In the fourth quarter of fiscal 1996, Auspex redefined its relationship with Bull S. A. to a non-exclusive reseller, enabling the Company to continue development of its own direct sales capability, as well as development of other reseller relationships in France. Auspex cancelled plans with Bull S. A. to develop a version of the NetServer based on the "Escala" Power PC architecture from Bull
S. A. and the AIX operating system from IBM. The Company has continued to invest in sales and marketing efforts in Europe. The increased export activity in Europe has resulted in profitable European operations in fiscal 1996.

CUSTOMER SERVICE AND SUPPORT

            Auspex's corporate policies are based on a commitment to customer satisfaction and product quality. Revenue on system sales to end users is not recognized until the system has been shipped and installed and the customer has indicated a level of satisfaction with the product's performance that meets or exceeds predefined Company standards. Compensation for executive officers has been based in part on customer satisfaction and achievement of quality goals.

            The Company provides customer training and installs, maintains and supports systems sold directly in North America and Europe. End-user customers purchasing through indirect channels are generally serviced by the

Company's distributors or OEMs. In all cases, however, customers have direct access to Auspex service and support through a toll-free telephone hotline available to customers, distributors and service partners. All customer service call management and software support is handled directly by Auspex through its technical support centers staffed twenty-four (24) hours a day, three hundred sixty-five (365) days a year, by highly trained and experienced technical support engineers.

            In addition to the technical support center located in Santa Clara, California, the Company has established a second U.S. support center in Cary, North Carolina and European technical support centers in France and the United Kingdom to handle service calls from its European customers. To supplement direct service and support and to ensure the highest quality service while containing costs, Auspex has entered into strategic service agreements with Digital Equipment Corporation and NCR for on-site hardware support. The Company's contracts provide end users with a warranty for parts and labor on its products, generally for ninety (90) days. The Company's warranty policy for product sales other than to end users depends on the requirements of the particular distribution channel. The Company offers its customers service agreements of varying duration. Service revenue is recognized ratably over the contractual period as service is provided.

MANUFACTURING

            Auspex's manufacturing operations, located in Santa Clara, California, consist of product assurance, quality control and final product assembly and test. The Company relies principally on Solectron Corporation, a contract manufacturer, for subassembly and testing of certain key NetServer components. Solectron Corporation has continued to operate under the terms of its business relationship on a month-to-month basis. The Company's manufacturing strategy has been to develop close relationships with its suppliers, exchanging critical information and implementing joint quality training programs. This manufacturing strategy minimizes capital investment and overhead expenditures and creates flexibility by providing the capacity for rapid expansion. Although the Company to date has not experienced any production difficulties resulting from its reliance on Solectron, it is possible that production difficulties, including capacity constraints and quality control issues, could arise in the future, which could materially and adversely affect the Company's results of operations.

            Although the Company generally uses standard parts and components for its products, a number of key components used in the Company's NetServer products are currently available or purchased from sole or single sources. These components include disk and tape drives, microprocessors, connectors, printed circuit boards, cable assemblies, power supplies, ASICs and PALs. Some of the suppliers of these components have divisions which compete with the Company. See "Business -- Competition." The Company generally has agreements with its sole source suppliers with terms ranging from one to five years and believes that alternative sources of supply and assembly for most of its sole-source components could be obtained within a commercially practicable period. As a precaution, the Company carries extra inventory of some of its sole-source components to provide additional time to develop an alternate source or redesign the component. The lack of sufficient quantities of sole or single source components, or the inability to develop alternative sources for these items, could result in delays or reductions in product shipments which would materially and adversely affect the Company's results of operations.

RESEARCH AND DEVELOPMENT

            The market for high-performance network data servers has been characterized by rapid technological advances in both hardware and software development. The Company believes that the speed of technological advancement in its industry requires it to invest significant amounts in research and development, and that in order to maintain its competitive position, the Company must continue to enhance and improve its existing products as well as to develop and successfully introduce new products. During fiscal 1996, the Company introduced the new NetServer product line, the NS7000, with three new models, the NS 7000/150, NS 7000/250 and NS 7000/650, which enable a customer to take full advantage of proven enterprise-class server technology across the full spectrum of workgroup, departmental and enterprise computing. The NS 7000, Model 650, doubled the high-end performance of the previous NS 7000. Additionally, the Company introduced its second major software product - ServerGuard, the industry's first high-availability solution providing file-system redundancy across a network. The Company has received a patent based on the core ServerGuard technology. Also during the year, the Company introduced additional high-performance networking offerings - including 155 Mbs OC-3c ATM and Ethernet 100BaseT. While continuing to introduce major new product features, the Company maintained its leadership position in network data server reliability. However, there can be no assurance that these new products will continue to be successful commercially. Furthermore, there can be no assurance that the Company will be able to develop or introduce other new products in the future in a timely manner, or that such products will be a commercial success. The Company intends to continue to invest substantially in product development. Current research and development efforts are directed at additional optional software products and at extending the NetServer architecture, hardware designs, and software designs to increase functionality, client protocol support, performance, capacity, scalability, and availability.

            As of June 30, 1996, 106 employees were engaged in research and development activities. The Company's research and development expenses during fiscal years 1994, 1995 and 1996 were approximately $10.9 million, $14.6 million and $17.8 million, respectively. The amounts for fiscal years 1994 and 1995 are net of cost reimbursements from IBM of $0.9 million and $0.1 million, respectively. There were no cost reimbursements from IBM during fiscal year 1996. The Company anticipates that research and development expenses will increase in absolute amounts and could increase as a percentage of total revenues from current levels in future periods.

COMPETITION

            The data/file server market is intensely competitive. Within the NFS-compatible, UNIX data server market segment, manufacturers of general purpose workstations, which also market their products for server applications, represent the Company's primary source of competition. These manufacturers include Sun Microsystems, Hewlett-Packard, Digital Equipment Corporation, Silicon Graphics, Inc., and IBM. Sun Microsystems represents the Company's principal source of competition. All of these competitors possess substantially greater financial, technical and marketing resources than Auspex, as well as substantially larger installed bases of products. In addition to existing competitors, certain manufacturers of PC-based file servers such as Network Appliances, Inc. (NAI), have entered the UNIX file server market. Auspex has encountered some competition from NAI on the lower-priced end of its product offering. While the Company believes that the price/performance characteristics of its NetServers are competitive, increased competition could create pricing pressures which could materially and adversely affect the Company's results of operations.

            The Company derives a significant portion of its revenues from sales of product upgrades to its installed base, including disk drives and tape drives, and additional processors (or upgrades to existing processors) and software. Although the Company has to date experienced limited competition in the sale of upgrades, increased competition against these products may occur in the future, and could materially and adversely affect the Company's revenues and operating results.

            Auspex believes that an important competitive factor is network data server performance, measured in terms of overall system throughput and expressed as a function of NFS input/output operations per second. Other important factors include product reliability, availability, scalability, upgradeability, price, overall cost of ownership and technical service and support. The Company's ability to maintain its competitive position will depend, in addition to these factors, upon its success in anticipating industry trends, investing in product research and development, and effectively managing the introduction of new products into targeted markets.

INTELLECTUAL PROPERTY AND LICENSES

            The Company relies on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and other intellectual property protection methods to protect its proprietary hardware, software and technological expertise. The Company believes, however, that its continued success will depend principally on continuing innovation, technological expertise, product pricing and distribution strength and to a lesser extent on its ability to protect its proprietary technology. Furthermore, there can be no assurance that the Company's current or future competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

            Auspex currently holds four U.S. patents for certain fundamental aspects of its functional multi-processing ("FMP") data server architecture, and two additional related patents. The Company has also filed additional patent applications for other proprietary Auspex technologies, one of which has been issued by the patent office.

            The Company's NetServer's host processors and network processors operate in conjunction with software licensed to the Company by Sun Microsystems. These licenses are subject to periodic renewal and are coming up for renewal December 1996 and September 1998.

EMPLOYEES

            As of June 30, 1996, the Company employed 515 people, including 155 in sales, 25 in marketing, 106 in research and development, 66 in customer satisfaction, 103 in manufacturing, and 60 in finance and administration. The recruitment of experienced, highly skilled individuals is a top priority in an exceptionally competitive recruiting environment. Equally important in this environment is the retention of key talent. The Company has significantly increased its recruiting activities and is reviewing all employee programs to ensure the retention and continued development of its employees. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

            The following sets forth certain information with respect to the executive officers of the Company as of September 15, 1996:

    Name                            Age                          Position
Bruce N. Moore                       45         Chief Executive Officer, President and Director
Joseph G. Brown                      46         Vice President of Worldwide Strategic Business Development
                                                  and Vice President of International Sales
Dennis E. Daniels                    58         Vice President of Customer Satisfaction
Terry A. Dyckman                     53         Vice President of Human Resources
Clive D. Foreman                     44         Vice President of Engineering
Russell M. Lait                      34         Vice President of Manufacturing
Bruce J. Nelson                      44         Vice President of Technology
Frederick A. Nervo                   56         Vice President, General Counsel and Assistant Secretary
Kent L. Robertson                    55         Vice President of Finance and Chief Financial Officer
Michael B. Stevens                   49         Vice President of North American Sales
Raymond M. Villeneuve                38         Vice President of  Marketing
Laurence B. Boucher                  53         Director
R. Stephen Cheheyl(1)                50         Director
W. Frank King(1)(2)                  56         Director
David F. Marquardt(2)                47         Director

- ---------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

            Mr. Bruce N. Moore joined the Company in June 1995 as President, Chief Operating Officer and a member of the Board of Directors reporting. In December 1995, Mr. Moore assumed the additional role of Chief Executive Officer. Mr. Moore joined Auspex from Diasonics Ultrasound, Inc., a provider of diagnostic ultrasound equipment, where he held the position of President and Chief Executive Officer. His eleven-year career at Diasonics included variou senior management positions in marketing and business development.

            Mr. Joseph G. Brown joined the Company in January 1994 as Vice President of Marketing. He assumed the additional responsibility of Vice President of International Sales in September 1994. In November 1995, Mr. Brown was promoted to Vice President of Worldwide Strategic Business Development. Previous to joining the Company, Mr. Brown was Vice President of Marketing for the UNIX Systems Group at Unisys Corporation from February 1992 to January 1994. Prior to Unisys, Mr. Brown was Managing Director of Marketing at Interactive Systems Corporation from September 1989 to December 1991.

            Mr. Dennis E. Daniels joined the Company in November 1991 as Director of Field Operations in the Customer Satisfaction Department. Mr Daniels was appointed Vice President of Customer Satisfaction and an officer of the Company in May 1994. From July 1990 to November 1991, Mr. Daniels was Vice President of Customer Support at Parallan Computer, Inc., a manufacturer of high performance PC network servers.

            Mr. Terry A. Dyckman joined the Company in March 1996 as Vice President of Human Resources. Previous to joining the Company, he was Vice President of Human Resources at Claris Corporation and Senior Director of Human Resources at Apple Computer during a seven year tenure at Apple Computer, Inc.

            Mr. Clive D. Foreman joined the Company in October 1994 as Vice President of Engineering. From November 1989 to October 1994, Mr. Foreman was employed at Interphase where he was responsible for creating and managing a software product development lab and a new networking product line.

            Mr. Russell M. Lait joined the Company in March 1988 as a member of the Company's first design team. During his eight-year tenure with Auspex, Mr. Lait has held various positions, including Director of Production and Test. He was appointed Vice President of Manufacturing in August 1996.

            Dr. Bruce J. Nelson joined the Company in March 1989 as Chief Technologist where he was responsible for directing product strategy, benchmark methodology, and technology forecasting. He was promoted to Vice President of Technology in February 1995 and works with international and North American customers to better understand their requirements and keep them apprised of the Company's and the industry's technology directions. As Auspex's chief technical spokesman, Mr. Nelson frequently travels worldwide to talk at conferences and to customers about UNIX networking, data storage, application acceleration, and performance evaluation.

            Mr. Frederick A. Nervo is a founder of the Company and has served as Vice President of Administration and Assistant Secretary since the Company's inception in December 1987. His position changed to Vice President, General Counsel in July 1995.

            Mr. Kent L. Robertson joined the Company in April 1996. From June 1995 through April 1996, he was Executive Vice President, Chief Financial Officer and Secretary for Genus, Inc. Prior to Genus, he spent two different periods as Senior Vice President, Chief Financial Officer and Secretary of Pyramid Technology Corporation. He first joined Pyramid in February 1987 and returned again in January 1994. From March 1992 through December 1993, he was Executive Vice President, Chief Financial Officer and Secretary for RasterOps Corporation.

            Mr. Michael B. Stevens joined the Company in September 1990 as an Account Executive for the Pacific Northwest Area. He was promoted to Northwest Regional Manager in January 1993 and again in February 1994 he was promoted to Area director of Western Sales. Mr. Stevens, as Vice President of North American Sales, has been responsible for the North American Sales Organization since April of 1996.

            Mr. Raymond M. Villeneuve joined the Company in July 1992 as an Account Executive. He was promoted to Regional Sales Manager in July 1994 and to Vice President of Marketing in November 1995. Previous to joining the Company, he was with Silicon Graphics, Inc. for six years holding various positions, including Account Manager, Sales Representative and OEM Program Manager. From January 1991 until January 1995, Mr. Villeneuve was Vice President of Corporate Development, a Director and an Officer at Innovative Products and Peripherals Corporation.

         Mr. Laurence B. Boucher was a founder of the Company and served as President, Chief Executive Officer and as a Director since the Company's inception in December 1987. In February 1994, Mr. Boucher assumed the added role of Chairman of the Board of Directors. In July 1995, he relinquished the role of President upon the arrival of Mr. Bruce Moore, and in December 1995 he ceded the role of Chief Executive Officer to Mr. Moore. In July 1996, Mr. Boucher stepped down as Chairman of the Board, but remains a member of the Board of Directors.

         Mr. R. Stephen Cheheyl has served as a Director of the Company since April 1995. From October 1994 until he retired in December 1995, Mr. Cheheyl served as Executive Vice President of Bay Networks, Inc., which was formed through the merger of Wellfleet Communications, Inc. ("Wellfleet") and Synoptics Communications Inc. From December 1990 to October 1994, Mr. Cheheyl served as Senior Vice President, Finance and Administration, of Wellfleet. He also serves as a Director of Software 2000, Inc., ON Technology Corporation and Sapient Corporation.

         Dr. W. Frank King has served as a Director of the Company since
October 1994. Dr. King is President of Pencom Software, the Software Development and Systems Integration Division of Pencom Systems Inc. Mr. King joined Pencom in October 1992 to head the Company's Open Systems Services Operation. Previously, Mr. King was Senior Vice President of the Software Business group at Lotus Development Corp. He serves on the Board of Directors at Auspex, Weitek, State of the Art, Ecalibur Technologies, SystemSoft, and Pencom Systems.

         Mr. David F. Marquardt has served as a Director of the Company since April 1989. Mr. Marquardt has been a General Partner of various Technology Venture Investors entities, which are private venture capital limited partnerships, since August 1980. Mr. Marquardt is a Director of Microsoft Corporation.


ITEM 2.  PROPERTIES

         The Company is headquartered in Santa Clara, California, where it leases an aggregate of approximately 162,000 square feet of space which houses administrative, finance, sales and marketing, manufacturing, customer service and product development activities. The lease for these facilities expires in March 1998. The Company leases additional sales and support offices located in the United States, Canada, the United Kingdom, France and Germany. The Company believes that its facilities are adequate to meet the Company's current business requirements, and that suitable additional space will be available as needed to accommodate further physical expansion of corporate operations and for additional sales and support offices. See also Note 4 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

            The Company's Common Stock has been approved for quotation on the NASDAQ National Market under the symbol ASPX since the Company's initial public offering in May 1993. The following table sets forth, for the periods indicated, the range of high and low sales prices on the NASDAQ Composite, as reported in The Wall Street Journal.

                                                   High              Low
              Fourth Quarter of 1996             $24.625           $14.75

              Third Quarter of 1996              $21.00            $14.00

              Second Quarter of 1996             $18.25            $13.375

              First Quarter of 1996              $18.25            $11.375

              Fourth Quarter of 1995             $12.50             $8.625

              Third Quarter of 1995              $10.50             $6.75

              Second Quarter of 1995              $7.75             $5.125

              First Quarter of 1995               $5.375            $4.25

            The Company believes that a number of factors including, but not limited to, quarterly fluctuation in results of operations may cause the market price of its common stock to fluctuate significantly. See "Management's Discussion and Analysis - Factors That May Affect Future Results."

            As of September 15, 1996, the approximate number of common stockholders of record was 702.

            The Company has not, to date, paid cash dividends on its capital stock. The Company currently intends to retain earnings for use within its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

                                                                       Fiscal Year Ended
                                            -----------------------------------------------------------------------
                                                           (In thousands, except per share amounts)

                                            June 30,        June 30,        June 30,       June 25,       June 26,
                                                1996            1995            1994           1993           1992
Net revenues............................... $162,640        $115,625         $83,280        $73,508        $51,464
Income before income taxes.................   29,597          15,912           9,786         10,046          5,573
Net income ................................   19,830          12,411           8,318          8,126          4,904
Net income per share.......................     0.77            0.51            0.34           0.36           0.25
Total assets...............................  135,844         106,526          85,433         76,728         33,033
Long-term obligations......................       30             159             399            799          2,184

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

            Revenues for the year ended June 1996 of $162.6 million increased 41% over the fiscal year 1995 revenues. The Company has now achieved profitability in each of the last five fiscal years. To date, the Company has shipped approximately 1,780 data servers.

            The following table sets forth for the fiscal years indicated the percentage of total revenues represented by certain line items in the Company's statement of operations:

Years Ended June 30,                                      1996          1995         1994
                                                         ------        ------       -----
Revenues............................................      100%           100%        100%
Costs of Revenues...................................       44             46          46
                                                          ---            ---         ---
          Gross margin..............................       56             54          54
                                                          ---            ---         ---
Operating Expenses:

    Marketing and sales.............................       23             24          26
    Research and development........................       11             13          13
    General and administrative......................        5              5           5
                                                          ---            ---         ---
          Income from operations....................       17             12          10
Other Income .......................................        1              2           2
                                                          ---            ---         ---
          Income before income taxes................       18             14          12
Provision for Income Taxes..........................        6              3           2
                                                          ---            ---         ---
Net Income..........................................       12%            11%         10%
                                                          ===            ===         ===

REVENUES

            Product revenue includes hardware sales of systems and upgrades as well as software license fees. Reflecting its commitment to quality and customer satisfaction, the Company recognizes revenues from sales of data servers to end users only when the product has been shipped, installed, and the customer has indicated a level of satisfaction with the product's performance that meets or exceeds predefined Company standards. Revenues from sales of data servers to distributors, integrators and OEMs, as well as product upgrade revenues, are generally recognized when the product has been shipped. Revenues earned under software license agreements with end users are generally recognized when the software has been shipped and there are no significant obligations remaining. Service revenue includes installation, maintenance, and training and is recognized ratably over the contractual period or as the services are provided.

            The following table sets forth the principal components of the Company's revenue:

Years Ended June 30,                                          1996              1995               1994
                                                          --------          --------            -------
Product revenue.....................................      $146,913          $104,102            $75,138
Service and other revenue...........................        15,727            11,523              8,142
                                                          --------          --------            -------
          Total revenues                                  $162,640          $115,625            $83,280
                                                          ========          ========            =======

            Product revenue increased $42.8 million or 41% in 1996 as compared to 1995 and $29.0 million, or 39%, in 1995 as compared to 1994. These increases were attributable to increased system shipments and increased sales of upgrades to the Company's installed base. Revenue from product upgrades, which primarily consists of additional processors (or upgrade of existing processors) and disk and tape drives, decreased from the prior year as a percentage of total revenues to 39% in 1996 from 44% in 1995 and increased to 44% in 1995 from 43% in 1994. The decrease in product upgrade revenue as a percentage of total revenues compared to 1995 primarily relates to an increase in system revenue due to higher average system prices and increased system shipments. There can be no assurance, however, that the Company's product revenue will continue to increase in absolute dollar amounts or at the rate at which it has grown in recent fiscal years.

            The Company provides ongoing support and maintenance to its end-user customers, distributors and OEMs generally under annual service agreements. Service revenue as a percentage of total revenues remained flat in 1996 and 1995 at 10%, increasing from 9% in 1994.

            The following table sets forth the Company's revenue by geographic area (in thousands):

Years Ended June 30,                                          1996                      1995                           1994
                                                     ------------------        -------------------            ------------------
North America......................                  $110,163       68%         $85,251        74%            $63,447        76%
Pacific Rim........................                    36,229       22%          21,390        18%             13,313        16%
Europe.............................                    16,248       10%           8,984         8%              6,520         8%
                                                     --------      ---         --------       ---             -------       ----
                                                     $162,640      100%        $115,625       100%            $83,280       100%
                                                     ========      ====        ========       ====            =======       ====

            Revenue from North America has increased $24.9 million in 1996 as compared to 1995 and $21.8 million in 1995 as compared to 1994. The decrease in North American revenue as a percentage of total revenue in 1996 as compared to 1995 was primarily due to the growth of Pacific Rim and Europe revenue.

            Sales of products and services to Intel Corporation accounted for 10%, 15% and 14% for the years ended June 1996, 1995 and 1994, respectively. Additionally, sales to Fuji Xerox Co., Ltd. accounted for 13% for the year ended June 30, 1996. No other customer accounted for 10% or more of total revenues for each of the three years in the period ended June 30, 1996. In addition to direct purchases from the Company, Intel or its affiliates have from time to time made significant purchases of the Company's products through indirect channels. Intel and Fuji Xerox are not obligated to purchase any minimum level of products from the Company. Accordingly, there can be no assurance that sales of products and services to Intel or Fuji Xerox will not decline, either in absolute dollar amounts or as a percentage of total revenues, in future periods.

GROSS MARGIN

            The Company's gross margin was 56%, 54% and 54% in 1996, 1995 and 1994, respectively. Costs of revenues include material costs, manufacturing and service overhead costs, installation and warranty expenses, obsolescence, the cost of spare parts and other related costs. The improvement in margin in 1996 was attributable to engineering-related cost reductions in successive new product designs, increased production volumes, and improved manufacturing and service-related efficiencies.

OPERATING EXPENSES

            Marketing and sales expenses increased $9.6 million in 1996 as compared to 1995 and $6.9 million in 1995 as compared to 1994, and were 23%, 24% and 26% of total revenues in 1996, 1995 and 1994, respectively. The increase in absolute dollars relates to additional headcount in the North American direct sales operations and the growth of direct sales operations of the Company's International subsidiaries.

            Research and development expenses, net of capitalized software development costs, increased $3.2 million in 1996 as compared to 1995 and $3.7 million in 1995 as compared to 1994, and represented 11%, 13% and 13% of total revenues in 1996, 1995 and 1994, respectively. The increase in net research and development expenses in absolute dollars was due to an increase in headcount and new product development. The decrease in net research and development as a percent of total revenue in fiscal 1996 relates primarily to the increase in revenues. Software development expenses have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, under which the Company is required to capitalize software development costs after "technological feasibility" is established. In the fourth quarter of fiscal 1994, the Company initiated several software development projects which resulted in the capitalization of $0.7 million in 1995 and $0.3 million in 1996. The amount of capitalized software development costs in any given period may vary depending on the exact nature of the development performed. The Company believes that in order to remain competitive it will need to continue to make substantial investments in new and enhanced products, and anticipates that research and development expenses will increase in absolute amounts and could increase as a percentage of total revenues from current levels.

            General and administrative expenses increased $1.9 million in 1996 as compared to 1995 and $1.1 million in 1995 as compared to 1994 and remained flat at 5% for the three years. The increase in general and administrative expenses in absolute dollars primarily relates to increased staffing and facilities costs to support the Company's growth.

OTHER INCOME

            Other income and expense netted to income of $1.8 million, $2.0 million and $1.4 million in 1996, 1995 and 1994, respectively. Other income and expense includes interest income, interest expense, and foreign exchange gains and losses. Interest income was $1.8 million, $1.7 million and $1.4 million in 1996, 1995 and 1994, respectively. The increase in interest income in 1996 as compared to 1995 primarily relates to an increase in the cash and short-term investments balances.

Provision for Income Taxes

            As of June 30, 1996, the Company had gross deferred tax assets of approximately $7.2 million. Management has determined, based on the Company's history of prior operating earnings and its expectations for future years, that the deferred tax asset is realizable. However, no assurances can be given that sufficient taxable income will be generated in future years for the utilization of the deferred tax asset.

            The provision for income taxes was approximately $9.8 million in 1996, $3.5 million in 1995, and $1.5 million in 1994, representing effective tax rates of approximately 33%, 22% and 15%, respectively. The Company expects that its effective tax rate will increase in future periods as a result of increased earnings.

QUARTERLY RESULTS OF OPERATIONS

            The following table sets forth selected unaudited quarterly financial information for the Company's last eight quarters. This unaudited information has been prepared on the same basis as the audited information and in management's opinion reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information for the periods presented. Based on the Company's operating history and factors that may cause fluctuations in the quarterly results, quarter-to-quarter comparisons should not be relied upon as indicators of future performance. Although the Company's revenues are not generally seasonal in nature, the Company has experienced decreases in first quarter revenue versus the preceding fourth quarter which is believed to result primarily from the capital purchase cycle of the Company's customers.

            The level of the Company's operating expenses are partially based on its expectations of future revenue. The Company's results of operations may be adversely affected if revenue does not materialize in a period as expected. Since expense levels are usually committed in advance of revenues and because only a small portion of expenses vary with revenue, the Company's net income may be impacted significantly by lower revenue. The Company's revenue increased each quarter in 1996 as compared to the same quarter in the prior year. This increase was due principally to increased sales volume of the Company's products.

1996 SUMMARY BY QUARTER

(In thousands, except per share amounts)            First        Second           Third        Fourth           Year
                                                  --------     --------        --------      --------       --------
Net revenues                                       $33,536      $38,003         $43,333       $47,768       $162,640
Gross profit                                        18,294       21,166          24,202        27,012         90,674
Income before taxes                                  5,276        6,996           8,046         9,279         29,597
Net income                                           3,535        4,687           5,391         6,217         19,830
Net income per share                               $  0.14      $  0.18         $  0.21       $  0.24       $   0.77


1995 SUMMARY BY QUARTER

(In thousands, except per share amounts)             First       Second           Third        Fourth           Year
                                                  --------      -------         -------       -------       --------
Net revenues                                      $ 23,872      $26,441         $30,030       $35,282       $115,625
Gross profit                                        12,863       14,418          15,704        19,190         62,175
Income before taxes                                  2,654        3,301           4,324         5,633         15,912
Net income                                           2,070        2,575           3,373         4,393         12,411
Net income per share                                  0.09         0.11            0.14          0.18           0.51

FACTORS THAT MAY AFFECT FUTURE RESULTS

            The last sentence in the second paragraph of the section entitled "Operating Expenses," the last sentence of the second paragraph of the section entitled "Provision for Income Taxes" and the last sentence of the fourth paragraph under the section entitled "Liquidity and Capital Resources" contain forward looking statements. The Company may also make oral forward looking statements from time to time. Actual results may differ materially from those projected in any such forward looking statements due to a number of factors, including those set forth below. The Company undertaken no obligation to update such information.

            POTENTIAL SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS

            The Company's operating results may fluctuate significantly from quarter to quarter due to a combination of factors. These factors include the timing of orders, the timing of new product introductions by the Company or its competitors, and the mix of distribution channels through which the Company's products are sold. The Company generally realizes higher gross margins on sales of systems to end users and on single system sales than on systems sold through distributors and OEM's and on multiple system sales. In addition, given the relatively large sales price of most of the Company's systems, the loss or delay in a given quarter of a relatively limited number of systems sales could adversely effect the Company's revenues. Because the Company recognizes revenue from sales to end users upon customer acceptance, timing of the installation of the Company's products may also increase potential fluctuations in the Company's quarterly results of operations.

            INTENSELY COMPETITIVE MARKET

            The market for the Company's products is intensely competitive. The Company experiences substantial competition, principally from Sun Microsystems, Hewlett-Packard Company, IBM and Digital Equipment Corporation, among others. In addition, newer, smaller companies such as Network Appliance Inc. have introduced products at the low end of the Company's target markets. Most of the Company's competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its products are competitive, price competition in the markets for the Company's products is intense. Any material reduction in the price of the Company's products without corresponding decreases in manufacturing costs and increases in unit volume would negatively affect gross margins which could in turn have a material adverse effect on the Company's business, financial condition and results of operations. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base, including disk and tape drives and additional processors. Increased competition for the Company's products that results in lower product sales could also adversely impact the Company's upgrades sales. In addition, decisions by customers not to increase capacity to their current systems could adversely impact the Company's revenues and results of operations. The Company's ability to maintain its competitive position will depend, among other factors, upon its success in anticipating industry trends, investing in product research and development, developing new products with improved price/performance characteristics and effectively managing the introduction of new products into targeted markets.

            DEPENDENCE ON KEY PERSONNEL

            Competition for employees with highly technical, management and other skills is intense in the computer industry and is particularly intense in the San Francisco Bay Area. The Company's failure to retain the services of key personnel or to attract additional qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations.

            SOFTWARE PRODUCT RISKS

            With the release of its ServerGuard(TM) and DataGuard(TM) software products, the Company has begun shipping software products in addition to its line of network file servers. The Company also expects to release periodically enhancements and new features for these products from time to time. Although the Company performs extensive testing prior to releasing software products, such products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different applications. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products or cause unfavorable publicity, negatively impact system shipments, any of which could result in a material adverse affect on the Company's business, financial condition and results of operations.

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

            DEPENDENCE ON ESTABLISHED STANDARDS

            The rapid emergences of new or alternate standards which replace or diminish the market acceptance of UNIX operating systems or the Network File System ("NFS"), on which the Company's products are currently based, could materially adversely affect the Company's results of operations unless the Company is able to incorporate any such standards in the Company's products in a timely manner.

            DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

            For fiscal year 1996 and 1995, direct sales of products and services to Intel Corporation ("Intel") represented approximately 10% and 15%, respectively, of the Company's revenues. In addition to direct purchases from the Company, Intel or its affiliates have from time to time made significant purchases of the Company's products through indirect channels. For fiscal year 1996 and 1995, sales to Fuji Xerox Company, Ltd. (Fuji Xerox),the Company's exclusive private label OEM in Japan, represented approximately 13% and 9%, respectively, of the Company's revenues. Also for fiscal year 1996 and 1995, sales to Nissho Electronics ("Nissho"), the Company's distributor in Japan, represented approximately 9% and 7%, respectively, of the Company's revenues. Intel, Fuji Xerox and Nissho are not obligated to purchase any minimum level of products from the Company. A significant reduction in product sales to Intel, Fuji Xerox or Nissho would materially and adversely affect the Company's business, financial condition and results of operations.

            RISKS OF INTERNATIONAL SALES; EUROPEAN MARKET RISKS

            During fiscal year 1996 and 1995, approximately 32% and 26%, respectively, of the Company's total revenues were derived from markets outside of North America, primarily in Japan. The Company expects that sales to the Pacific Rim will continue to represent a significant portion of its business. The Company also increased its sales and support and marketing efforts in Europe. There can be no assurance that the Company's European operations will be successful. The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions as well as by risks such as trade restrictions, increases in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors, most of whom are entitled to carry products of the Company's competitors.

            INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS; PENDING LITIGATION

          The Company currently relies on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to protect its proprietary rights in its hardware and software products. The Company currently holds 6 U.S. patents and has filed applications for additional patents. The Company has also filed applications for counterpart patents in foreign countries, including Japan. There can be no assurance that the Company's present or future competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, there can be no assurance that the Company's patent applications will result in issued patents, or that the Company's issued patents will be upheld if challenged. Additionally, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company in the future with respect to current or future projects or that any such assertions may not require the Company to refrain from the sale of its products, enter into royalty arrangements or undertakes costly litigation.

            The Company's adherence to industry standards with respect to its products limits the Company's opportunities to provide proprietary features which may be protected. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's cash, cash equivalents, and short-term investments increased $5.9 million as of June 30, 1996, compared to June 30, 1995, and increased $2.5 million as of June 30, 1995, compared to June 30, 1994. The Company generated approximately $16.3 million, $12.7 million and $4.6 million in cash from operating activities in 1996, 1995 and 1994, respectively. The increase of cash from operating activities in each year was due primarily to an increase in net income in each year compared to the prior year.

            The Company's principal investing activities consisted in the purchase of property and equipment which were $15.4 million, $8.1 million and $7.9 million in 1996, 1995 and 1994, respectively. These expenditures were primarily for leasehold improvements, equipment for research and development, manufacturing test equipment, office equipment and spare parts to support customer service contracts. The Company currently has no significant capital commitments, but anticipates capital expenditures of approximately $16.0 million in fiscal year 1997, primarily for engineering, manufacturing and office equipment, and spare parts support. The Company also used cash of $1.3 million, $2.9 million and $24.1 million for the purchase of short-term investments in 1996, 1995 and 1994, respectively.

            The Company's primary financing activities included proceeds from the sale of common stock pursuant to employee benefit plans of $5.0 million, $1.7 million and $.6 million in 1996, 1995 and 1994, respectively. In addition, the Company made principal payments on capital leases of $.4 million, $.6 million and $.8 million in 1996, 1995 and 1994, respectively. In 1994, the Company also repurchased its common stock totaling $3.8 million. This stock is intended for use in connection with the Company's Employee Stock Purchase Program.

            As of June 30, 1996, working capital was $90.9 million as compared with $67.9 million as of June 30, 1995. The Company anticipates that its current cash and short-term investment balances and expected cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements at least through fiscal 1997.

            In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The disclosure requirements of SFAS No. 123 are effective as of the beginning of the Company's 1997 fiscal year. The

Company does not expect the new pronouncement to have an impact on its results of operations since the intrinsic value-based method prescribed by APB Opinion No. 25 and also allowed by SFAS No. 123 will continue to be used for the valuation of stock-based compensation plans.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements required by this item are incorporated by reference herein from Part IV Item 14(a)1 and 2. The selected quarterly supplementary data is included as part of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                    PART III

            Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders currently scheduled for December 6, 1996, and the information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information regarding the directors of the Company is incorporated by reference to the information under the heading "Election of Directors--Nominees" in the Registrant's Proxy Statement.

            Information regarding the executive officers of the Company is incorporated by reference to the section of Part I of this Annual Report on Form 10-K entitled "Item 1--Business--Executive Officers of the Company".

            Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the heading "Section 16(a) Beneficial Ownership Reporting" in the Registrant's Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

            Information regarding the compensation of executive officers and directors of the Company is incorporated by reference to the information under the heading "Management--Executive Compensation" and "Management--Certain Transactions" in the Registrant's Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Incorporated by reference to the information under the caption "Certain Transactions with Management" in the Registrant's Proxy Statement.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (A) The following documents are filed as a part of this Annual Report on Form 10-K.

              1.        FINANCIAL STATEMENTS

                        The following consolidated financial statements of Auspex Systems, Inc. are filed as part of this Annual Report on Form 10-K.

                                                                                         Page
                           Report of Arthur Andersen LLP, Independent
                           Public Accountants                                            F-1

                           Consolidated Statements of Operations for the years
                           ended June 30, 1996, 1995 and 1994                            F-2

                           Consolidated Balance Sheets as of June 30, 1996
                           and 1995                                                      F-3

                           Consolidated Statements of Stockholders' Equity for
                           the years ended June 30, 1996, 1995 and 1994                  F-4

                           Consolidated Statements of Cash Flows for the years
                           ended June 30, 1996, 1995 and 1994                            F-5

                           Notes to Consolidated Financial Statements                    F-6

              2.        FINANCIAL STATEMENT SCHEDULES

                        The following consolidated financial statement schedules for each of the three years in the period ending June 30, 1996, 1995 and 1994 are submitted herewith:

                                                                                         Page
                           Schedule II - Valuation and Qualifying Accounts               S-1
                           and Reserves

                           (All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.)

            3.          EXHIBITS

                        The following exhibits are included in this Annual Report on Form 10K (numbered in accordance with Item 601 of Regulation S-K):

          Exhibit                                           Description
           Number
                      3.2(1)        Certificate of Incorporation of Registrant as amended and restated to date.

                      3.4(1)        By-laws of Registrant as amended to date.

                     10.1(1)(2)     1988 Stock Option Plan and forms of Incentive Stock Option
                                    Agreements and Nonstatutory Stock Option Agreements, as
                                    amended to date.

                     10.2(1)(2)     1993 Directors' Stock Option Plan and forms of Option Agreements.

                     10.3(1)(2)     1993 Employee Stock Purchase Plan and forms of Agreements.

                     10.4(1)(2)     401(k) Plan, as amended to date.

                     10.5(1)(2)     Summary of Executive Bonus Program.

                     10.6(1)(2)     Form of Directors' and Officers' Indemnification Agreement.

                     10.7(1)        Registration and Information Rights Agreement dated January 31, 1992.

                     10.8(1)        Lease Agreement between the Registrant and The Prudential Insurance
                                    Company of America dated October 20, 1992.

                     10.10(1)(3)    OEM Agreement dated March 9, 1993 between the Registrant and
                                    Fuji Xerox Company, Ltd.

                     10.11(1)(3)    Distributor Agreement dated June 6, 1990 between the Registrant and Nissho Electronics Corporation.

                     10.12(1)(3)    Corporate Purchasing Agreement between the Registrant and
                                    Intel Corporation dated June 10, 1991.

                     10.13(1)(3)    Agreement between the Registrant and
                                    Solectron Corporation dated May 20, 1991, as
                                    amended on November 18, 1992.

                     10.14(1)       U.S. OEM Discount Agreement between the Registrant and
                                    Sun Microsystems, Inc. effective as of August 18, 1988, as amended by Addendum dated September 8, 1988 and Addendum dated
                                    September 14, 1989.

          Exhibit
           Number                                      Description
                      10.15(1)      Source Code License between the Registrant and Sun Microsystems,
                                    Inc. dated August 31, 1988, as amended on April 30, 1991,
                                    February 11, 1992 and March 18, 1992.

                      10.16(1)      NFS Software Agreement between the Registrant and Sun
                                    Microsystems, Inc. dated September 29, 1988.

                      10.17(4),(5)  Software Agreement between the Registrant
                                    and AT&T Information Systems Inc. dated June
                                    2, 1988, as amended by Supplement Number 1,
                                    Supplement Number 2 dated August 5, 1988 and
                                    Supplement Number 3 dated August 10, 1990, as amended on June 28, 1993.

                      10.18(4),(5)  Sublicensing Agreement between the Registrant and AT&T
                                    Information Systems Inc. dated August 30, 1988, as amended on
                                    June 28, 1993.

                      10.19(1)      Software Agreement between the Registrant and UNIX
                                    System Laboratories, Inc. dated April 29, 1992.

                      10.20(1) License Agreement with the Regents of the University of California dated June 9, 1988, as amended by Addendum dated October 21, 1988.

                      10.21(4)      Amendment No. 4 to Development Agreement for File Server between
                                    IBM and Registrant dated August 30, 1993.

                      10.22(4),(5)  Support and Service Agreement for IBM 7051
                                    Power Network Dataserver between IBM and
                                    Registrant dated August 18,1993.

                      10.23(6),(7)  Intel Corporation Purchase Agreement between Intel Corporation and the Registrant dated March 22, 1994.

                      10.24(8)      Warranty and Service Provider Agreement between the
                                    Registrant and AT&T Global Information Systems dated
                                    April 15, 1994.

                      10.25(8)      SunSoft Technology License and Distribution Agreement between the Registrant and SunSoft, Inc. dated December 17, 1993.

                      10.26(9)      Preferred Shares Rights Agreement between the Registrant and The
                                    First National Bank of Boston as Rights Agent dated April 19, 1995.

                      10.27         Amendment No. 1 to Lease Agreement between the Registrant and
                                    WHC-SIX Real Estate dated June 8, 1995.

                      10.28         Amendment No. 2 to Lease Agreement between the Registrant and
                                    WHC-SIX Real Estate dated February 28, 1996.

          Exhibit                                             Description
           Number
                       10.29        Interactive SPARC Software and Sublicensing Agreement between Auspex
                                    Systems, Inc. and Interactive Systems Corporation, dated November 15, 1991.

                        11.1        Calculation of earnings per share.

                        22.1        Subsidiaries of Registrant.

                        24.1        Consent of Arthur Andersen LLP, Independent Public Accountants

                        25.1        Power of Attorney (See Page 29.)

                        27.1        Financial Data Schedule

(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 33-60052), which was declared effective on May 11, 1993.

(2) Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K pursuant to Item 14(c).

(3) Confidential treatment granted by order effective May 11, 1993.

(4) Incorporated by reference to identically numbered exhibits filed in connection with Registrant's Form 10-K for the fiscal year ended June 25, 1993 (File No. 33-60052).

(5) Confidential treatment granted by order effective January 14, 1994.

(6) Incorporated by reference to Exhibit 10.1 filed in connection with Registrant's Form 10-Q for the quarter ended March 31, 1994 (File No. 0-21432), which was filed on May 16, 1994.

(7) Confidential treatment granted by order effective July 7, 1994.

(8) Incorporated by reference to exhibits filed in connection with the Registrant's Form 10-K for the fiscal year ended June 30, 1994 (File No. 0-21432), which was filed on September 28, 1994 and confidential treatment granted by order effective December 5, 1994.

(9) Incorporated by reference to Exhibit 1 filed in connection with the Registrant's Form 8-A which was filed on April 20, 1995.

(B)         REPORTS ON FORM 8-K:

            No report on Report Form 8-K was filed during the last quarter of the fiscal year ended June 30, 1996.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AUSPEX SYSTEMS, INC.

Date:       September 27, 1996         By:/ s /  BRUCE N. MOORE
            --------------------          ---------------------
                                          Bruce N. Moore, President and Chief
                                          Executive Officer

                                POWER OF ATTORNEY

            KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce N. Moore and Kent L. Robertson, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of these attorneys-in-fact, or his or her substitute or substitutes may do, or cause to be done, by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

       Signature                                  Title                                           Date
/ s /  BRUCE N. MOORE                  President and Chief Executive Officer and             September 27, 1996
- -----------------------------          Director
   (Bruce N. Moore)


/ s /  KENT L. ROBERTSON               Vice President of Finance and                         September 27, 1996
- -----------------------------          Chief Financial Officer
   (Kent L. Robertson)


/ s /  LAURENCE B. BOUCHER             Director                                              September 27, 1996
- -----------------------------
   (Laurence B. Boucher)


/ s /  R. STEPHEN CHEHEYL              Director                                              September 27, 1996
- -----------------------------
   (R. Stephen Cheheyl)


/ s /  W. FRANK KING                   Director                                              September 27, 1996
- -----------------------------
   (W. Frank King)


/ s /  DAVID F. MARQUARDT              Director                                              September 27, 1996
- -----------------------------
   (David F. Marquardt)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Auspex Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Auspex Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auspex Systems, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       ARTHUR ANDERSEN LLP

                                       /s/ Arthur Andersen LLP

San Jose, California
August  2, 1996

                      CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED                                                       JUNE 30, 1996        JUNE 30, 1995       JUNE 30, 1994
- ----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues
    Product revenue                                                 $146,913            $104,102             $75,138
    Service revenue                                                   15,727              11,523               8,142
                                                               ----------------------------------------------------------
         Total revenues                                              162,640             115,625              83,280
                                                               ----------------------------------------------------------
Cost of Revenues
    Cost of product revenue                                           62,126              46,617              33,250
    Cost of service revenue                                            9,840               6,833               5,137
                                                               ----------------------------------------------------------
         Total cost of revenues                                       71,966              53,450              38,387
                                                               ----------------------------------------------------------
         Gross profit                                                 90,674              62,175              44,893
                                                               ----------------------------------------------------------
Operating Expenses
     Marketing and sales                                              37,647              28,069              21,130
     Research and development                                         17,843              14,621              10,945
     General and administrative                                        7,431               5,567               4,438
                                                               ----------------------------------------------------------
         Total operating expenses                                     62,921              48,257              36,513
                                                               ----------------------------------------------------------
         Income from operations                                       27,753              13,918               8,380
                                                               ----------------------------------------------------------
Other Income
     Interest income                                                   1,813               1,746               1,356
     Interest expense                                                    (81)                (55)                (92)
     Other income                                                        112                 303                 142
                                                               ----------------------------------------------------------
         Total other income                                            1,844               1,994               1,406
                                                               ----------------------------------------------------------
         Income before provision for income taxes                     29,597              15,912               9,786

Provision for Income Taxes                                             9,767               3,501               1,468
                                                               ----------------------------------------------------------
Net Income                                                          $ 19,830            $ 12,411             $ 8,318
                                                               ==========================================================
Net Income per Share                                                $   0.77            $   0.51             $  0.34
                                                               ==========================================================
Weighted Average Common Shares and Equivalents                        25,702              24,371              24,694
                                                               ==========================================================

   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED BALANCE SHEETS

                                                       ASSETS

                                                                             June 30, 1996         June 30, 1995
- -----------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share amounts)
Current Assets:
    Cash and cash equivalents                                                   $ 22,169              $ 17,568
    Short-term investments                                                        28,349                27,028
    Trade receivables, net of allowances of $1,535 and $786,
        respectively                                                              37,848                27,553
    Inventories                                                                   16,130                17,144
    Prepaid expenses and other                                                    12,447                 4,273
                                                                             ------------------------------------
        Total current assets                                                     116,943                93,566
                                                                             ------------------------------------
Property and Equipment:
    Computer and manufacturing equipment                                          27,850                20,077
    System spares                                                                 13,107                 8,643
    Furniture and fixtures                                                         3,351                 2,559
    Leasehold improvements                                                         2,573                 1,250
                                                                             ------------------------------------
                                                                                  46,881                32,529
    Less --- accumulated depreciation and amortization                           (31,304)              (23,472)
                                                                             ------------------------------------
        Total property and equipment, net                                         15,577                 9,057
                                                                             ------------------------------------
Other Assets                                                                       3,324                 3,903
                                                                             ------------------------------------
                Total  assets                                                   $135,844              $106,526
                                                                             ====================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     June 30, 1996       June 30, 1995
- -----------------------------------------------------------------------------------------------------------------------
Current Liabilities:
    Current portion of capital lease obligations                                     $    106            $    384
    Accounts payable                                                                    6,165               7,413
    Accrued liabilities                                                                12,712               7,369
    Income tax payable                                                                    440               5,209
    Deferred revenue                                                                    6,578               5,293
                                                                                     ----------------------------------
        Total current liabilities                                                      26,001              25,668
                                                                                     ----------------------------------
Capital Lease Obligations                                                                  30                 159
                                                                                     ----------------------------------

Stockholders' Equity:
    Common stock, $.001 par value -- 50,000,000 shares authorized; 24,527,188 and 23,615,319 shares issued, respectively;
       24,360,507 and 23,301,126 shares outstanding, respectively                          24                  23
    Additional paid-in capital                                                         73,169              63,929
    Notes receivable from sale of common stock                                            (49)               (267)
    Retained earnings                                                                  36,841              17,011
    Cumulative translation adjustment                                                    (172)                  3
                                                                                     ----------------------------------
        Total stockholders' equity                                                    109,813              80,699
                                                                                     ----------------------------------
                Total liabilities and stockholders' equity                           $135,844            $106,526
                                                                                     ==================================

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                Common Stock     Additional                  Retained     Cumulative
For the three years ended                   -------------------    Paid-in       Notes       Earnings     Translation
June 30,1996                                Shares       Amount    Capital     Receivable   (Deficit)     Adjustment      Total
- --------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share amounts)
BALANCE, JUNE 25,1993                      23,151,618    $   23    $65,732       $(469)     $(3,718)       $  --        $ 61,568

Issuance of common stock
   to employees                               451,811        --        489          --           --           --             489

Repayment of notes receivable                      --        --         --         135           --           --             135

Repurchase of previously exercised
   stock options                             (105,613)       --        (48)         --           --           --             (48)

Repurchase of common stock                   (600,000)       --     (3,841)         --           --           --          (3,841)
    at $5.25 - $7.875 per share

Translation adjustment                             --        --         --          --           --            9               9

Net income                                         --        --         --          --        8,318           --           8,318
                                           -------------------------------------------------------------------------------------

BALANCE, JUNE 30,1994                      22,897,816        23     62,332        (334)       4,600            9          66,630

Issuance of common stock
   to employees                               418,883        --      1,601          --           --           --           1,601

Repayment of notes receivable                      --        --         --          67           --           --              67

Repurchase of previously exercised
   stock options                              (15,573)       --         (4)         --           --           --              (4)


Translation adjustment                             --        --         --          --           --           (6)             (6)

Net income                                         --        --         --          --       12,411           --          12,411
                                           -------------------------------------------------------------------------------------

BALANCE, JUNE 30,1995                      23,301,126        23     63,929        (267)      17,011            3          80,699

Issuance of common stock
   to employees                             1,065,632         1      4,829          --           --           --           4,830

Repayment of notes receivable                      --        --         --         218           --           --             218

Repurchase of previously exercised
   stock options                               (6,251)       --         (4)         --           --           --              (4)

Tax benefits related to exercise of
  stock options                                                      4,415                                                 4,415

Translation adjustment                             --        --         --          --           --         (175)           (175)

Net income                                         --        --         --          --       19,830           --          19,830
                                           -------------------------------------------------------------------------------------

BALANCE, JUNE 30,1996                      24,360,507    $   24    $73,169       $ (49)     $36,841        $(172)       $109,813
                                           =====================================================================================

The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended                                                                 June 30, 1996   June 30, 1995   June 30, 1994
- ----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Cash Flows from Operating Activities:
    Net income                                                                  $ 19,830       $ 12,411       $  8,318
    Adjustments to reconcile net income
        to net cash provided by operating activities:
           Depreciation and amortization                                           8,885          8,030          7,449
           Changes in assets and liabilities:
               Increase in trade receivables                                     (10,295)       (10,628)        (6,357)
               (Increase) decrease in inventories                                  1,014         (4,513)        (7,310)
               Increase in prepaid expenses and other                             (8,174)          (161)        (1,607)
               Increase (decrease) in accounts payable                            (1,248)          (874)         2,695
               Increase in accrued liabilities                                     5,343          1,576            505
               Increase (decrease) in income tax payable                            (354)         5,185             24
               Increase in deferred revenue                                        1,285          1,647            890
                                                                                -----------------------------------------
       Net cash provided by operating activities                                  16,286         12,673          4,607
                                                                                -----------------------------------------
Cash Flows from Investing Activities:
    Purchases of held-to-maturity short-term investments                         (37,818)       (44,228)             -
    Proceeds from maturities of held-to-maturity short-term investments           30,858         41,348              -
    Proceeds from sales of held-to-maturity short-term investments                 4,591              -              -
    Proceeds from sales of available-for-sales short-term investments              1,048              -              -
    Increase in short-term investments                                                 -              -        (24,148)
    Purchases of property and equipment                                          (15,405)        (8,052)        (7,869)
    (Increase) decrease in other assets                                              579         (3,225)          (382)
                                                                                -----------------------------------------
       Net cash used in investing activities                                     (16,147)       (14,157)       (32,399)
                                                                                -----------------------------------------
Cash Flows from Financing Activities:
    Principal payments on capital lease obligations                                 (407)          (571)          (785)
    Proceeds from sale of common stock, net                                        5,048          1,668            576
    Repurchases of common stock                                                       (4)            (4)        (3,841)
                                                                                -----------------------------------------
       Net cash provided by (used in) financing activities                         4,637          1,093         (4,050)
                                                                                -----------------------------------------
Effect of Exchange Rate Changes on Cash                                             (175)            (6)             9
                                                                                -----------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                               4,601           (397)       (31,833)

Cash and Cash Equivalents, Beginning of Year                                      17,568         17,965         49,798
                                                                                -----------------------------------------
Cash and Cash Equivalents, End of Year                                          $ 22,169       $ 17,568       $ 17,965
                                                                                =========================================

The accompanying notes are an integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION:

Auspex Systems, Inc. (the "Company") was incorporated in 1987 to develop, manufacture, market, sell and support a line of high-performance UNIX multi-protocol network file/data servers for the technical workstation market. The Company's markets are principly in North America, Pacific Rim and Europe and include customers in the technical and commercial computing market. See Note 8 for information on revenues by geographic area.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilitites at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATIONS The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, gains and losses resulting from the translation of the subsidiaries' financial statements are reported as a separate component of stockholders' equity.

REVENUE RECOGNITION Product revenue includes hardware sales and software license fees. Revenues from system sales to end users are generally recognized when the equipment has been shipped, installed and accepted by the end user. Revenues from system sales to distributors, integrators and OEMs, as well as product upgrades, are generally recognized when the equipment has been shipped. Revenues earned under software license agreements with end users are generally recognized when the software has been shipped and there are no significant obligations remaining. Service revenue includes installation, maintenance, and training and is recognized ratably over the contractual period or as the services are provided.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS Substantially all cash equivalents consist of investments in certificates of deposit, money market deposits, and municipal bonds with maturities of three months or less. Substantially all short-term investments consist of municipal bonds which the Company intends to hold between three and twelve months.

In July 1994, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In compliance with the standard, the Company's investment in debt or equity securities which are available for sale are stated at fair value and investments which are held-to-maturity are stated at amortization cost. Adoption of SFAS No. 115 did not have a material impact on the Company's financial position or results of operations.

At June 30, 1996, the Company's available-for-sale securities had contractual maturities that expire at various dates through October 1997. The fair value of available-for-sale and held-to-maturity securities was determined based on quoted market prices at the reporting date for those securities. At June 30, 1996 and 1995, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type are as follows (in thousands):

                                                           Amortized       Aggregate         Unrealized
June 30, 1996                                               Cost            Fair Value      Gains(Losses)
- -------------                                              ---------       ---------        -----------
Available-for-Sale Securities:
         Municipal bonds ...............................     $35,137         $35,098             $(39)
                Certificate of deposit..................          61              61                --
                                                             -------                             -----
        Total investments in securities                      $35,198         $35,159             $(39)
                                                             =======         =======             =====

                                                                Amortized       Aggregate         Unrealized
June 30, 1995                                                    Cost           Fair Value      Gains(Losses)
- -------------                                                   -------         -------         -------------
Available-for-Sale Securities:
         Municipal bonds.................................       $ 3,990         $ 4,028               $ 38
                                                                -------         -------               ----
        Held-to-Maturity Securities:
                Certificate of deposit...................           182             182                 --
                Corporate debt securities ...............         4,990           5,007                 17
                Debt securities issued by U.S. Treasury
                  and other U.S. government agencies              5,989           5,994                  5
                Municipal bonds..........................        18,722          18,834                112
                                                                -------         -------               ----
                                                                 29,883          30,017                134
                                                                -------         -------               ----
        Total investments in securities                         $33,873         $34,045               $172
                                                                =======         =======               ====

One available-for-sale security was sold in fiscal year 1996 with proceeds of $1,048,000, providing a realized gain of $1,000 (the realized gain was calculated using the 'specific identification' method).

In the fourth quarter of fiscal 1996, upon the Company's re-evaluation of its investment portfolio, all of the Company's securities were re-classified from held-to-maturity to available-for-sale for SFAS No. 115 purposes. During fiscal 1996, the Company sold prior to maturity securities previously classified as held-to-maturity with an amortized cost aggregating $4,362,000. Total proceeds from these sales were $4,591,000, with total interest and realized gain of $229,000.

SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURES The Company acquired certain equipment under capital lease obligations at a cost of approximately $61,000 and $312,000 in fiscal 1995 and 1994 respectively. No equipment was acquired during fiscal 1996 under capital lease obligations. Cash paid for interest during fiscal 1996, 1995 and 1994 was approximately $81,000, $55,000 and $92,000, respectively. Cash paid for income taxes during fiscal 1996, 1995 and 1994 was approximately $15,256,000, $1,073,000 and $2,250,000, respectively. Fiscal
1996, non-cash activity consisted of $4,415,000 from tax benefits related to exercise of stock options.

CONCENTRATIONS OF CREDIT RISK Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivables. The Company's cash investment policy limits the amount of credit exposure to any one issuer and restricts purchase of these investments to issuers evaluated as creditworthy. Concentrations of credit risk in trade receivables is limited as a result of the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies.

INVENTORIES Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                                                  June 30, 1996              June 30, 1995
                                                  -------------              -------------
Purchased materials.....................                $ 4,366                   $ 7,089
Systems in process......................                  7,082                     6,530
Finished goods..........................                  4,682                     3,525
                                                        -------                   -------
                                                        $16,130                   $17,144
                                                        =======                   =======

PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Computer and manufacturing equipment               1.5 to 2 years
System spares                                      2 years
Furniture and fixtures                             3 years
Leasehold improvements                             Shorter of the lease term or estimated useful life

SOFTWARE DEVELOPMENT COSTS The Company capitalizes software development costs in compliance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of software development costs begins upon the determination of technological feasibility. The determination of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. Software development costs capitalized during fiscal 1996, 1995 and 1994 amounted to $274,000, $729,000 and $67,000, respectively.

Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on an individual product basis and is the greater of the amount computed on a units-sold basis or straight-line basis over the estimated economic life of the product. Amortization of software development costs amounted to $220,000, and $28,000 for the years ended June 30, 1996 and 1995, respectively. No amounts were amortized in fiscal 1994.

ACCRUED LIABILITIES Accrued liabilities consisted of the following (in thousands):

                                                June 30, 1996             June 30, 1995
                                                -------------             -------------
Payroll, bonus and vacation .......                  $ 6,066                   $ 3,935
Other..............................                    6,646                     3,434
                                                     -------                   -------
                                                     $12,712                   $ 7,369
                                                     =======                   =======

NET INCOME PER SHARE Net income per share is computed using the weighted average number of shares of common stock, and dilutive common equivalent shares from stock options using the treasury stock method. Fully diluted net income per share is substantially the same as primary net income per share.

3.       LINE OF CREDIT:

In June 1996, the Company entered into a revolving line of credit agreement with a bank under which it can borrow up to $15,000,000. The line of credit bears interest at LIBOR plus 1.5% (7.6% at June 30, 1996) for increments in excess of $250,000 and at the bank's reference rate on all other borrowings (8.25% at June 30, 1996) and expires on March 31, 1997. At June 30, 1996 there were no borrowings outstanding under the line of credit agreement. The line of credit agreement contains certain financial covenants determined on a quarterly basis.

4.       LEASES:

Facilities and equipment are leased under various capital and operating leases. Rent expense was approximately $2,564,000, $1,823,000 and $1,793,000, for fiscal 1996, 1995 and 1994, respectively. The Company did not enter into any new capital leases in fiscal 1996. As of June 30, 1996, future minimum lease payments under non-cancelable leases were as follows (in thousands):

                                                                           Capital         Operating
Years Ending June 30,                                                       Leases            Leases
                       1997 .........................................       $ 109            $2,626
                       1998 .........................................          30             1,807
                       1999..........................................          --               153
                       2000..........................................          --                99
                       2001..........................................          --                28
                                                                            -----            ------
          Total minimum lease payments...............................         139            $4,713
                                                                                             ======
          Less:  Amount representing interest (6% to 15%) ...........          (3)
                                                                            -----
          Present value of lease payments............................         136
          Less:  Current portion ....................................        (106)
                                                                            -----
          Long-term portion..........................................      $   30
                                                                            =====

            As of both June 30, 1996 and 1995, the cost of leased equipment was approximately $1,401,000 with accumulated amortization of $1,391,000 and $1,246,000, respectively.


5.       CAPITAL STOCK:

During 1994, the Company repurchased approximately 600,000 shares of common stock for approximately $3.8 million. The Company intends to use this stock for re-issuance under the Employee Stock Purchase Plan. As of June 30, 1996, the Company has reserved the following shares of authorized but unissued common stock:

Stock option plan.............................................           6,264,527
Directors' stock option plan..................................             159,000
Employee stock purchase plan..................................             366,681
                                                                         ---------
                                                                         6,790,208
                                                                         =========

6.       STOCK OPTION AND STOCK PURCHASE PLANS:

In 1988, the Company established the 1988 Stock Option Plan (the "Plan"). The number of options and/or the exercise price are subject to adjustment for certain changes in the Company's capitalization as specified in the Plan. The Board of Directors may grant either incentive or non-statutory stock options to key employees, consultants, directors and officers to purchase common stock at an exercise price of not less than 100% of the fair value of the shares on the date of grant, except that non-statutory options may be granted at 85% of such fair value. Options shall expire no later than ten years from the date of grant and generally vest ratably over five years. Options to purchase 833,817 shares of common stock were exercisable at $.25-$23.13 per share as of June 30, 1996.

            Activity under the Plan is summarized as follows:

                                                                                       Options Outstanding
                                                                    Available        Shares            Price
        Balance at June 25, 1993.........................           1,457,067        2,294,467    $  .10 - $ 13.63
              Granted....................................         (2,181,950)        2,181,950    $ 3.75 - $ 11.75
              Exercised..................................                  --        (388,650)    $  .10 - $  7.00
              Canceled...................................           1,124,819      (1,124,819)    $  .25 - $ 13.63
                                                                    ---------       ---------        -------------
        Balance at June 30, 1994.........................             399,936        2,962,948    $  .10 - $ 13.63
              Authorized.................................           2,000,000               --
              Granted....................................         (1,528,280)        1,528,280    $ 3.75 - $ 10.75
              Exercised..................................                  --        (196,237)    $  .10 - $  7.88
              Canceled...................................             473,352        (473,352)    $  .25 - $ 10.75
                                                                   ----------       ---------        -------------
        Balance at June 30, 1995.........................           1,345,008        3,821,639    $  .10 - $ 13.63
             Authorized..................................           2,000,000               --
             Granted.....................................         (1,663,150)        1,663,150    $12.13 - $ 23.13
             Exercised...................................                  --        (902,120)    $  .10 - $ 16.13
             Canceled....................................             554,697        (554,697)    $  .25 - $ 19.38
                                                                   ----------      ----------        -------------
        Balance at June 30, 1996.........................           2,236,555        4,027,972    $  .10 - $ 23.13
                                                                    ---------        ---------       -------------

During fiscal 1994, the Company canceled 850,300 options at $7.00 to $13.63 per share and reissued the same number of options at the then current fair market value of $6.50 per share. Employees who submitted their "initial" option grants for repricing had their vesting schedules amended by either extending the vesting period by six months or restarting the vesting as of the new grant date, depending on the date of initial grant. Employees who submitted their "subsequent" option grants for repricing did not have their vesting schedules amended, but were restricted from exercising the options for six months.

NOTES RECEIVABLE FROM EMPLOYEES The Company has received as consideration from certain officers of the Company promissory notes in connection with the exercise of stock options. These notes bear interest at rates between 5.57% and 6.69% and mature at various dates through April 1998. As of June 30, 1996, no officer had outstanding notes totaling greater than $100,000.

DIRECTORS' OPTION PLAN In March 1993, the Company adopted the 1993 Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the grant of non-statutory stock options to non-employee directors of the Company. Directors are initially granted 16,000 options at the fair market value on the date of grant. These options vest ratably over a four-year period, beginning at the end of the first year. Additional options are granted annually and vest after four years. As of June 30, 1996, options to purchase 60,000 shares of common stock at $5.00 to $12.13 per share were outstanding under the Directors' Plan, of which, options for 20,000 shares were exercisable. Options to purchase 99,000 shares are available for future grant under the Directors' Plan.

EMPLOYEE STOCK PURCHASE PLAN In March 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 800,000 shares of common stock for future issuance. Under the Purchase Plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at a price equal to 85% of the fair market value of the stock as of the first or last day of the six-month offering period, whichever is lower. The Company issued 146,175, 222,646 and 63,161 shares at an average price of $11.70, $5.03 and $4.25 per share in 1996, 1995 and 1994, respectively.

STOCKHOLDER RIGHTS PLAN During 1995, the Company established a stock purchase rights plan (the "Rights Plan"), under which stockholders may be entitled to purchase stock in the Company, or in an acquirer of the Company at a discounted price in the event of certain efforts to acquire control of the Company. The rights expire on the earliest of (a) April 19, 2005, (b) exchange or redemption of the rights pursuant to the Rights Plan, or (c) consummation of a merger or consolidation.

7.       INCOME TAXES:

The provision for income taxes consisted of the following (in thousands):

   Years Ended June 30,                1996          1995           1994
                                     ------         -----          -----
   Current:
         Federal                     $10,319        $4,972         $1,847
         State                         1,739         1,365            287
                                      ------         -----          -----
                                      12,058         6,337          2,134
                                      ------         -----          -----
   Deferred (Prepaid):
         Federal                      (2,039)       (2,281)          (480)
         State                          (252)         (555)          (186)
                                     -------        ------          -----
                                      (2,291)       (2,836)          (666)
                                      ------         -----          -----
   Net tax provision                 $ 9,767        $3,501         $1,468
                                      ======         =====          =====

The provision for income taxes is reconciled with the Federal statutory rate as follows (in thousands):

Years Ended June 30,                                                                1996          1995           1994
                                                                                  -------       -------        -------
Provision computed at federal statutory rate...............................       $10,359        $5,569         $3,327
State taxes, net of federal tax benefit....................................         1,487         1,059             67
Change in valuation allowance..............................................            --        (2,261)        (1,576)
Research and development and other credits.................................          (700)         (655)            --
FSC commission.............................................................          (871)         (381)          (132)
Foreign taxes and other....................................................          (508)          170           (218)
                                                                                  -------        ------
Net tax provision..........................................................        $9,767        $3,501         $1,468
                                                                                  =======        ======         ======
Net effective tax rate.....................................................           33%           22%            15%
                                                                                  =======        ======         ======

The components of the net deferred income tax asset are as follows (in thousands):

                                                                                June 30, 1996      June 30, 1995
                                                                                -------------      -------------
Depreciation and asset basis differences....................................           $2,030             $2,406
Reserves and accruals, not currently deductible for tax purposes............            2,607              1,207
State taxes, not currently deductible for Federal tax purposes..............              386                478
Other.......................................................................             ,162                674
                                                                                        -----             ------
Net deferred income tax asset...............................................           $7,185             $4,765
                                                                                       ======             ======

8.       INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION:

The Company operates in a single industry segment, the design and manufacture of high-performance UNIX multi-protocol network file/data servers for the technical workstation market.

Export revenues consisted of the following (in thousands):

Years Ended June 30,                              1996          1995          1994
                                               -------       -------       -------
Pacific Rim.........................           $36,229       $21,390       $13,313
Europe..............................            16,248         8,984         6,520
Canada..............................             5,986         3,201         1,656
                                               -------       -------       -------
          Total export revenues                $58,463       $33,575       $21,489
                                               =======       =======       =======
          Percentage of total revenues             36%           29%           26%
                                               =======       =======       =======

One customer accounted for 10%, 15% and 14% of total revenues in fiscal 1996, 1995 and 1994, respectively. An additional customer accounted for 13% of total revenues in fiscal 1996. No other customers accounted for 10% or more of total revenues in these years.

                                   SCHEDULE II

                              AUSPEX SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                           ADDITIONS         ADDITIONS
                                          BALANCE AT        CHARGED           CHARGED                              BALANCE
                                           BEGINNING          TO              AGAINST                              AT END
            DESCRIPTION                    OF PERIOD       EXPENSES          REVENUES         DEDUCTIONS          OF PERIOD
ACCOUNTS RECEIVABLE ALLOWANCES:

      Year ended June 30, 1994              $ 1,105          $  --             $  --         $ (667)               $  438

      Year ended June 30, 1995                  438             30               318              --                  786

      Year ended June 30, 1996                  786             89             1,300           (640)                1,535