Form 10-Q
period 1996-09-30
AUSPEX SYSTEMS INC
filed 1996-11-14
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF OCTOBER 31, 1996: 24,519,908.

--------------------------------------------------------------------------------
FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX

                                                                      PAGE
PART I.     FINANCIAL INFORMATION                                    NUMBER

ITEM 1.

            Condensed Consolidated Balance Sheets                         1

            Condensed Consolidated Statements of Operations               2

            Condensed Consolidated Statements of Cash Flows               3

            Notes to Unaudited Consolidated Financial Statements        4-5

ITEM 2.     Management's Discussion and Analysis of Financial           6-9
              Condition and Results of Operations


PART II.    OTHER INFORMATION

ITEM 5.     Other                                                        10

ITEM 6.     Exhibits and Reports on Form 8-K                             10

SIGNATURES                                                               10

EXHIBIT INDEX                                                            11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                              AUSPEX SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


             ASSETS
                                                         SEPTEMBER 30, 1996       JUNE 30, 1996
-----------------------------------------------------------------------------------------------
(IN THOUSANDS)                                              (UNAUDITED)
CURRENT ASSETS:
    CASH AND CASH EQUIVALENTS                                 $ 26,293               $ 22,169
    SHORT-TERM INVESTMENTS                                      28,074                 28,349
    TRADE RECEIVABLES, NET                                      37,157                 37,848
    INVENTORIES, NET                                            17,164                 16,130
    PREPAID EXPENSES AND OTHER                                  11,438                 12,447
                                                              -------------------------------
        TOTAL CURRENT ASSETS                                   120,126                116,943

PROPERTY AND EQUIPMENT, NET                                     15,178                 15,577

OTHER ASSETS                                                     3,136                  3,324
                                                              -------------------------------
                TOTAL  ASSETS                                 $138,440               $135,844
                                                              ===============================

    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          SEPTEMBER 30, 1996       JUNE 30, 1996
------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
    CURRENT PORTION OF CAPITAL LEASE OBLIGATIONS              $     57               $    106
    ACCOUNTS PAYABLE                                             5,541                  6,165
    ACCRUED LIABILITIES                                         10,086                 12,712
    INCOME TAX PAYABLE                                              96                    440
    DEFERRED REVENUE                                             7,765                  6,578
                                                              -------------------------------
        TOTAL CURRENT LIABILITIES                               23,545                 26,001

CAPITAL LEASE OBLIGATIONS                                           40                     30

STOCKHOLDERS' EQUITY                                           114,855                109,813
                                                              -------------------------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $138,440               $135,844
                                                              ===============================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                              AUSPEX SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     SEPTEMBER 30,     SEPTEMBER 30,
THREE MONTHS ENDED                                      1996              1995
-----------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             (UNAUDITED)       (UNAUDITED)
REVENUES:

    PRODUCT REVENUE                                     $38,469            $30,135
    SERVICE REVENUE                                       4,543              3,401
                                                        --------------------------
         TOTAL REVENUES                                  43,012             33,536
                                                        --------------------------
COST OF REVENUES:

    COST OF PRODUCT REVENUE                              16,019             13,227
    COST OF SERVICE REVENUE                               3,081              2,015
                                                        --------------------------
         TOTAL COST OF REVENUES                          19,100             15,242
                                                        --------------------------
         GROSS PROFIT                                    23,912             18,294
                                                        --------------------------
OPERATING EXPENSES:

     SELLING, GENERAL AND ADMINISTRATIVE                 12,622              9,647
     RESEARCH AND DEVELOPMENT                             5,166              3,898
                                                        --------------------------
         TOTAL OPERATING EXPENSES                        17,788             13,545
                                                        --------------------------
         INCOME FROM OPERATIONS                           6,124              4,749

OTHER INCOME, NET                                           496                527
                                                        --------------------------
         INCOME BEFORE PROVISION FOR INCOME TAXES         6,620              5,276

PROVISION FOR INCOME TAXES                                2,350              1,741
                                                        --------------------------
NET INCOME                                              $ 4,270            $ 3,535
                                                        ==========================
NET INCOME PER SHARE                                    $  0.17            $  0.14
                                                        ==========================
WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS           25,582             25,425
                                                        ==========================




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                              AUSPEX SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED                                                                SEPTEMBER 30, 1996      SEPTEMBER 30, 1995
----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                       (UNAUDITED)              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:                                                $  5,446                  $  1,280
                                                                                     ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASES OF HELD-TO-MATURITY SHORT-TERM INVESTMENTS                                   --                    (9,043)
    PURCHASES OF AVAILABLE-FOR-SALE SHORT-TERM INVESTMENTS                            (12,068)                   (1,007)
    PROCEEDS FROM MATURITIES OF HELD-TO-MATURITY SHORT-TERM INVESTMENTS                    --                       856
    PROCEEDS FROM SALES OF HELD-TO-MATURITY SHORT-TERM INVESTMENTS                         --                     2,777
    PROCEEDS FROM MATURITIES OF AVAILABLE-FOR-SALE SHORT-TERM INVESTMENTS              12,328                        --
    PURCHASES OF PROPERTY AND EQUIPMENT                                                (2,416)                   (3,235)
    (INCREASE) DECREASE IN OTHER ASSETS                                                    85                      (231)
                                                                                     ----------------------------------
       NET CASH USED IN INVESTING ACTIVITIES                                           (2,071)                   (9,883)
                                                                                     ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS                                       (39)                     (149)
    PROCEEDS FROM SALE OF COMMON STOCK, NET                                               783                       344
                                                                                     ----------------------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                          744                       195
                                                                                     ----------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     5                       (49)
                                                                                     ----------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    4,124                    (8,457)
                                                                                     ----------------------------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         22,169                    17,568
                                                                                     ----------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 26,293                  $  9,111
                                                                                     ==================================





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUSPEX SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The accompanying interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report to Shareholders.


1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of the dates and results of operations for the periods indicated.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Additionally, the preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. While management makes its best effort to achieve its estimates and assumptions, actual results may differ materially.

         The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1997. (See "Factors That May Affect Future Operating Performance" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)


2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Substantially all cash equivalents consist of investments in certificates of deposit, money market deposits, and municipal bonds with initial maturities of three months or less. Substantially all short-term investments consist of municipal bonds which the Company intends to hold between three and twelve months.


3.  REVENUE RECOGNITION

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

         Service revenue includes installation, maintenance and training, and is recognized ratably over the contractual period or as the services are provided.


4.  NET INCOME PER SHARE

                  Net income per share is computed using the weighted average number of shares of common stock, and dilutive common equivalent shares from stock options using the treasury stock method. Fully diluted net income per share is substantially the same as primary net income per share.

5.  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Finished goods inventories include systems shipped to customers and awaiting acceptance. Inventories consist of the following:

(In thousands)             September 30,   June 30,
                               1996          1996
                               ----          ----
Purchased materials          $ 4,043       $ 4,366
Systems in process             6,831         7,082
Finished goods                 6,290         4,682
                             -------       -------
     Total inventories       $17,164       $16,130
                             =======       =======

                              AUSPEX SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

           Total revenues for the first quarter of fiscal 1997 ended September 30, 1996 were $43.0 million, an increase of 28% over total revenues of $33.5 million in the first quarter of fiscal 1996.

        Product revenues for the first quarter of fiscal 1997 were $38.5 million or 89% of total revenues. Revenues from systems sales accounted for 48% of product revenues during the first quarter of fiscal 1997 and the corresponding period of the prior fiscal year, while revenues from upgrades and add-on options comprised 52% of product revenues during the first quarter of fiscal 1997 and the corresponding period of the prior fiscal year. Service revenues for the first quarter of fiscal 1997 were $4.5 million or 11% of total revenues, as compared to 10% of total revenues during the first quarter of fiscal 1996. Geographically, North America accounted for 62% and 64% of total revenues in the first quarters of fiscal 1997 and 1996, respectively, the Pacific Rim accounted for 24% and 27% in the first quarters of fiscal 1997 and 1996, respectively, and Europe accounted for 14% and 9% in the first quarters of fiscal 1997 and 1996, respectively.

           Gross margin was 56% of net revenues in the first quarter of fiscal 1997 as compared with 55% in the first quarter of fiscal 1996. Product gross margin increased to 58% in the first quarter of fiscal 1997 from 56% in the first quarter of fiscal 1996. The improvement in margin in the quarter was attributable to increased production volumes, overall improved manufacturing and service-related efficiencies. An additional factor was software revenue, which, although not a significant component of total revenue for the first three months of fiscal 1997, did have a favorable effect on gross margin.

           Selling, general and administrative expenses during the first quarter of fiscal 1997 totaled $12.6 million, an increase of 31% from $9.6 million in the corresponding period of the prior fiscal year, and remained flat at 29% of total revenues during the first quarter of fiscal 1997 and the corresponding period of the prior fiscal year. This increase in absolute dollars related to increased staffing in direct sales operations of the subsidiaries and facilities costs to support the Company's growth.

           Research and development expenses incurred during the first quarter of fiscal 1997 were $5.2 million, an increase of 33% from $3.9 million in the corresponding period of the prior fiscal year, and were 12% of total revenues for the quarters ended September 30, 1997 and 1996. The increase in absolute dollars was attributable primarily to increased hiring of employees and new product development.

           Income from operations for the first quarter of fiscal 1997 was $6.1 million, an increase of 29% from $4.7 million in the first quarter of fiscal 1996. Income from operations was 14% of total revenues for the quarters ended September 30, 1997 and 1996.

           The Company's tax rate for the first quarter of fiscal 1997 was 35.5% as compared with 33% in the first quarter of fiscal 1996. The higher tax rate in fiscal 1997 is a result of increased earnings.


LIQUIDITY AND CAPITAL RESOURCES

           For the three months ended September 30, 1996, the Company's cash, cash equivalents and short-term investments increased by $3.8 million to $54.4 million. The Company's working capital increased during the first three months ended September 30, 1996 by $5.6 million to $96.6 million.

           Based on its current operating plans, the Company believes that its existing cash, cash equivalent and short-term investment and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements at least through the next 12 months.


FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

           The last paragraph under the section entitled "Liquidity and Capital Resources" contains a forward-looking statement. The Company may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below. The Company undertakes no obligation to update such information.


           POTENTIAL SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS

           The Company's operating results may fluctuate significantly from quarter to quarter due to a variety of factors. These factors include the timing of orders, the timing of new product introductions by the Company or its competitors and the mix of distribution channels through which the Company's products are sold in a particular quarter. The Company generally realizes higher gross margins on sales of systems to end users and on single system sales than on systems sold through distributors and OEMs and on multiple system sales. In addition, given the relatively high sales price of most of the Company's systems, the loss or delay in a given quarter of a relatively limited number of systems sales could adversely affect the Company's revenues. Because the Company recognizes revenue from sales to end users upon customer acceptance, timing of the installation of the Company's products may also increase potential fluctuations in the Company's quarterly results of operations. Historically, the Company has often recognized a substantial portion of its revenues in the last month of the quarter, with these revenues frequently concentrated in the last few days of a quarter. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter.

           INTENSELY COMPETITIVE MARKET

           The market for the Company's products is intensely competitive. The Company experiences substantial competition, principally from Sun Microsystems, Hewlett-Packard Company, IBM and Digital Equipment Corporation, among others. In addition, newer, smaller companies such as Network Appliance Inc. have introduced products at the low end of the Company's target markets. Most of the Company's competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its products are competitive, price competition in the markets for the Company's products is intense. Any material reduction in the price of the Company's products without corresponding decreases in manufacturing costs or increases in unit volume would negatively affect gross margins, which could in turn have a materially adverse effect on the Company's business, financial condition and results of operations. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base, including disk and tape drives and additional processors. Increased competition for the Company's products that results in lower product sales could also adversely impact the Company's upgrades sales. In addition, decisions by customers not to increase the capacity of their current systems could adversely impact the Company's revenues and results of operations. The Company's ability to maintain its competitive position will depend upon, among other factors, its success in anticipating industry trends, its investments in product research and development, its development of new products with improved price/performance characteristics and its effective management of the introduction of new products into targeted markets.

           DEPENDENCE ON KEY PERSONNEL

           Competition for employees with highly technical, managerial and other skills is intense in the computer industry and is particularly intense in the San Francisco Bay Area. The Company's failure to retain the services of key personnel or to attract additional qualified employees could have a materially adverse effect on the Company's business, financial condition and results of operations.

           SOFTWARE PRODUCT RISKS

           With the release of its ServerGuard(TM) and DataGuard(TM) software products, the Company now ships software products in addition to its line of network file servers. The Company also expects to release enhancements and new features for these products. Although the Company performs extensive testing prior to releasing software products, such products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments, any of which could result in a materially adverse affect on the Company's business, financial condition and results of operations.

           NEW PRODUCTS

           New product introductions by the Company or its competitors carry the risk that customers will delay or cancel orders for existing products pending shipment of the new products. The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis. Any delays in the launch or availability of new products could have a materially adverse effect on the Company's business, financial condition and results of operations.

           DEPENDENCE ON ESTABLISHED STANDARDS

           The rapid emergence of new or alternate standards such as NT which replace or diminish the market acceptance of UNIX operating systems or the Network File System, on which the Company's products are currently based, could materially adversely affect the Company's results of operations unless the Company is able to incorporate any such standards in the Company's products in a timely manner.

           DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

           For the first three months of fiscal year 1997 and 1996, direct sales of products and services to Intel Corporation ("Intel") represented approximately 7% and 10%, respectively, of the Company's revenues. In addition to direct purchases from the Company, Intel or its affiliates have from time to time made significant purchases of the Company's products through channels. For the first three months of fiscal year 1997 and 1996, sales to Fuji Xerox Company, Ltd. ("Fuji Xerox"), the Company's exclusive private label OEM in Japan, represented approximately 13% and 15%, respectively, of the Company's revenues. Also for the first three months of fiscal year 1997 and 1996, sales to Nissho Electronics ("Nissho"), the Company's distributor in Japan, represented approximately 10% and 11%, respectively, of the Company's revenues. Fuji Xerox and Nissho are not obligated to purchase any minimum quantities of products from the Company. A significant reduction in product sales to Fuji Xerox or Nissho would materially and adversely affect the Company's business, financial condition and results of operations.

           RISKS OF INTERNATIONAL SALES; EUROPEAN MARKET RISKS

           During the first three months of fiscal year 1997 and 1996, approximately 38% and 36%, respectively, of the Company's total revenues were derived from markets outside of North America, primarily in Japan. The Company expects that sales to the Pacific Rim will continue to represent a significant portion of its business. The Company has also increased its sales, support and marketing efforts in Europe. There can be no assurance that the Company's European operations will be successful. The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions as well as by risks such as trade restrictions, increases in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges created by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors, most of whom are entitled to carry products of the Company's competitors.


           INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

           The Company currently relies on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to protect its proprietary rights in its hardware and software products. The Company currently holds six U.S. patents and has filed applications for additional patents. The Company has also filed applications for counterpart patents in foreign countries, including Japan. There can be no assurance that the Company's present or future competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, there can be no assurance that the Company's patent applications will result in issued patents, or that the Company's issued patents will be upheld if challenged. Additionally, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company in the future with respect to current or future projects or that any such assertions may not require the Company to refrain from the sale of its products, enter into royalty arrangements or undertake costly litigation.

           The Company's adherence to industry standards with respect to its products limits the Company's opportunities to provide proprietary features which may be protected. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

           Effective September 20, 1996, Raymond M. Villeneuve resigned as Vice President of Marketing.

           Effective October 4, 1996, the employment of Clive D. Foreman as Vice President of Engineering terminated.

           Effective October 21, 1996, Paul R. Gifford joined the Company as its Vice President of Engineering. He was formerly Vice President of Engineering of Tencor Instruments.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           a. Exhibits

               27 Financial Data Schedule.


           b. Report on Form 8-K

               No report on Form 8-K was filed during the current period.


SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          AUSPEX SYSTEMS, INC.




Date                                     /s/  Kent L. Robertson
                           -----------------------------------------------------
                                              Kent L. Robertson
                           Vice President of Finance and Chief Financial Officer
                                         (Principal Financial Officer)

                              AUSPEX SYSTEMS, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                                     Sequentially
Exhibit #         Description                        Numbered Page
----------        -----------                        -------------
   27             Financial Data Schedule                     12