Form 10-Q
period 1996-12-31
AUSPEX SYSTEMS INC
filed 1997-02-11
CIK 860749

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                              -------------------
                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

           NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF JANUARY 31, 1997: 24,729,122.

-------------------------------------------------------------------------------
FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX



                                                                          PAGE
    PART I.   FINANCIAL INFORMATION                                      NUMBER

    ITEM 1.     Financial Statements

                Condensed Consolidated Balance Sheets                      1

                Condensed Consolidated Statements of Operations            2

                Consolidated Statements of Cash Flows                      3

                Notes to Unaudited Consolidated Financial Statements     4-5

    ITEM 2.     Management's Discussion and Analysis of Financial       6-10
                Condition and Results of Operations


    PART II.    OTHER INFORMATION

    ITEM 4.     Submission of Matters to a Vote of Security Holders       11

    ITEM 5.     Other Information                                         12

    ITEM 6.     Exhibits and Reports on Form 8-K                          12

    SIGNATURES                                                            12

    EXHIBIT INDEX                                                         13

PART I. FINANCIAL INFORMATION
Item 1. Financial statements


                              AUSPEX SYSTEMS, INC.
                    CONDENSED CONSOLIDATED  BALANCE  SHEETS



                                                  ASSETS
                                                                          December 31, 1996    June 30, 1996
                                                                            --------------    --------------
(In thousands)                                                                (Unaudited)
Current Assets:

    Cash and cash equivalents                                                   $   21,222      $     22,169
    Short-term investments                                                          34,750            28,349
    Trade receivables, net                                                          43,264            37,848
    Inventories, net                                                                18,250            16,130
    Prepaid expenses and other                                                      11,253            12,447
                                                                               -----------       -----------

        Total current assets                                                       128,739           116,943

Property and Equipment, net                                                         15,866            15,577

Other Assets                                                                         3,028             3,324
                                                                               -----------       -----------

                Total  assets                                                  $   147,633       $   135,844
                                                                               ===========       ===========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           December 31, 1996    June 30, 1996
                                                                           -----------------    -------------
Current Liabilities:

    Current portion of capital lease obligations                               $        75       $       106
    Accounts payable                                                                 5,237             6,165
    Accrued liabilities                                                             11,160            12,712
    Income tax payable                                                               1,941               440
    Deferred revenue                                                                 7,881             6,578
                                                                               -----------       -----------
        Total current liabilities                                                   26,294            26,001

Capital Lease Obligations                                                               59                30

Stockholders' Equity                                                               121,280           109,813
                                                                               -----------       -----------
                Total liabilities and stockholders' equity                     $   147,633       $   135,844
                                                                               ===========       ===========





See notes to consolidated financial statements

                              AUSPEX SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Three Months Ended                   Six Months Ended
                                                                   -----------------------------       ----------------------------
                                                                   December 31,     December 31,      December 31,     December 31,
                                                                       1996             1995              1996             1995
                                                                   -----------       -----------       -----------      -----------
(In thousands, except per share amounts)                           (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
Revenues:
    Product revenue                                                 $    44,485      $    34,159       $    82,954      $    64,294
    Service revenue                                                       4,597            3,844             9,140            7,245
                                                                    -----------      -----------       -----------      -----------
         Total revenues                                                  49,082           38,003            92,094           71,539
                                                                    -----------      -----------       -----------      -----------
Cost of Revenues:

    Cost of product revenue                                              19,089           14,516            35,108           27,743
    Cost of service revenue                                               3,348            2,321             6,429            4,336
                                                                    -----------      -----------       -----------      -----------
         Total cost of revenues                                          22,437           16,837            41,537           32,079
                                                                    -----------      -----------       -----------      -----------
         Gross profit                                                    26,645           21,166            50,557           39,460
                                                                    -----------      -----------       -----------      -----------
Operating Expenses:

     Selling, general and administrative                                 13,471           10,231            26,093           19,878
     Research and development                                             6,357            4,319            11,523            8,217
                                                                    -----------      -----------       -----------      -----------

         Total operating expenses                                        19,828           14,550            37,616           28,095
                                                                    -----------      -----------       -----------      -----------
         Income from operations                                           6,817            6,616            12,941           11,365

Other Income, net                                                           786              380             1,282              907
                                                                    -----------      -----------       -----------      -----------

         Income before provision for income taxes                         7,603            6,996            14,223           12,272

Provision for Income Taxes                                                2,699            2,309             5,049            4,050
                                                                    -----------      -----------       -----------      -----------
Net Income                                                          $     4,904      $     4,687       $     9,174      $     8,222
                                                                    ===========      ===========       ===========      ===========
Net Income per Share                                                $      0.19      $      0.18       $      0.36      $      0.32
                                                                    ===========      ===========       ===========      ===========
Weighted Average Common Shares and Equivalents                           25,541           25,459            25,614           25,443
                                                                    ===========      ===========       ===========      ===========





See notes to consolidated financial statements

                              AUSPEX SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                   December 31,      December 31,
Six Months Ended                                                                      1996              1995
----------------------------------------------------------------------------------------------------------------
(In thousands)                                                                     (Unaudited)       (Unaudited)
Cash Flows from Operating Activities:

    Net income                                                                     $     9,174       $     8,222
    Adjustments to reconcile net income
        to net cash provided by operating activities:
           Depreciation and amortization                                                 6,008             4,216
           Changes in assets and liabilities:
               Increase in trade receivables                                            (5,416)           (3,838)
               Increase in inventories                                                  (2,120)           (1,321)
               (Increase) decrease in prepaid expenses and other                         1,194            (1,673)
               Increase (decrease) in accounts payable                                    (928)              426
               Increase (decrease) in accrued liabilities                               (1,552)            1,325
               Increase (decrease) in income tax payable                                 1,501            (2,411)
               Increase (decrease) in deferred revenue                                   1,303              (378)
                                                                                   -----------       -----------
       Net cash provided by operating activities                                         9,164             4,568
                                                                                   -----------       -----------
Cash Flows from Investing Activities:

    Purchases of held-to-maturity short-term investments                                    -            (15,676)
    Purchases of available-for-sale short-term investments                             (26,781)           (1,007)
    Proceeds from maturities of held-to-maturity short-term investments                     -              6,062
    Proceeds from sales of held-to-maturity short-term investments                          -              2,777
    Proceeds from sales/maturities of available-for-sale short-term investments         20,404                -
    Purchases of property and equipment                                                 (5,988)           (6,601)
    (Increase) decrease in other assets                                                     90              (116)
                                                                                   -----------       -----------
       Net cash used in investing activities                                           (12,275)          (14,561)
                                                                                   -----------       -----------
Cash Flows from Financing Activities:
    Principal payments on capital lease obligations                                       (105)             (224)
    Proceeds from sale of common stock, net                                              2,193             1,785
                                                                                   -----------       -----------
       Net cash provided by financing activities                                         2,088             1,561
                                                                                   -----------       -----------
Effect of Exchange Rate Changes on Cash                                                     76               (71)
                                                                                   -----------       -----------
Net Decrease in Cash and Cash Equivalents                                                 (947)           (8,503)

Cash and Cash Equivalents, Beginning of Period                                          22,169            17,568
                                                                                   -----------       -----------
Cash and Cash Equivalents, End of Period                                           $    21,222       $     9,065
                                                                                   ===========       ===========



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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Additionally, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. While management makes its best effort to achieve its estimates, actual results could differ from the estimates.

         The results of operations for the three months ended December
31, 1996 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1997. (See "Factors That May Affect Future Operating Performance" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Substantially all cash equivalents consist of investments in certificates of deposit, money market deposits and municipal bonds with initial maturities of three months or less. Substantially all short-term investments consist of municipal bonds which the Company intends to hold between three and twelve months.

3.  REVENUE RECOGNITION

         Product revenue includes hardware sales and software license fees. Revenues from system sales to end users are generally recognized when the equipment has been shipped, installed and accepted by the end user. Revenues from system sales to distributors, integrators and OEMs, as well as product upgrades, are generally recognized when the equipment has been shipped. Revenues under software license agreements with end users are generally recognized when the software has been shipped and there are no significant obligations remaining.

         Service revenue includes installation, maintenance and training, and is recognized ratably over the contractual period or as the services are provided.

4.  NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of shares of common stock, and dilutive common stock equivalent shares from stock options using the treasury stock method. Fully diluted net income per share is substantially the same as primary net income per share.


5.  INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Finished goods inventories include systems shipped to customers and awaiting installation and acceptance. Inventories consist of the following:

(In thousands)                         December 31,       June 30,
                                         1996               1996
                                       -----------       -----------
Purchased materials                         $4,604            $4,366
Systems in process                           9,312             7,082
Finished goods                               4,334             4,682
                                       -----------       -----------
    Total inventories                      $18,250           $16,130
                                       ===========       ===========

                              AUSPEX SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Total revenues for the second quarter of fiscal 1997 were $49.1 million, an increase of 29% compared to total revenues of $38.0 million for the second quarter of fiscal 1996. Total revenues for the six months ended December 31, 1996 were $92.1 million, an increase of 29% compared to total revenues of $71.5 million for the six months ended December 31, 1995.

         Product revenues for the second quarter of fiscal 1997 were $44.5 million or 91% of total revenues. Revenues from systems sales accounted for 48% of product revenues during the second quarter of fiscal 1997 and 46% for the second quarter of fiscal 1996, while revenues from upgrades and add-on options comprised 52% of product revenues during the second quarter of fiscal 1997 and 54% for the second quarter of fiscal 1996. Service revenues for the second quarter of fiscal 1997 were $4.6 million or 9% of total revenues, compared to 10% of total revenues during the second quarter of fiscal 1996. Geographically, North America accounted for 75% and 68% of total revenues in the second quarters of fiscal 1997 and 1996, respectively; the Pacific Rim accounted for 12% and 22% in the second quarters of fiscal 1997 and 1996, respectively; and Europe accounted for 13% and 10% in the second quarters of fiscal 1997 and 1996, respectively. The increased revenues in North America primarily relate to a significant order from an existing customer. The lower revenues from the Pacific Rim during the second quarter of fiscal 1997 was a result of a reorganization within a major Japanese OEM partner delaying the introduction of Auspex's model NS7000/700 NetServer.

         Gross margin was 54% of total revenues in the second quarter of fiscal 1997 compared to 56% in the second quarter of fiscal 1996. For the six months ended December 31, 1996 and 1995, gross margin was 55% for each period. The reduction in gross margin in the second quarter of fiscal 1997 was primarily related to a lower margin from the Company's service business.

         Selling, general and administrative expenses during the second quarter of fiscal 1997 totaled $13.5 million, an increase of 32% from $10.2 million for the second quarter of fiscal 1996. As a percent of total revenues, selling, general and administrative expenses remained flat at 27% during the second quarter of fiscal 1997 and 1996. For the six months ended December 31, 1996, selling, general and administrative expenses totaled $26.1 million, an increase of 31% from $19.9 million for the six months ended December 31, 1995, and represented 28% of total revenues in each period. The increase in absolute dollars relates to increased staffing of the Company's U.S. and European direct sales operations.

         Research and development expenses incurred during the second quarter of fiscal 1997 were $6.4 million, an increase of 47% from $4.3 million for the second quarter of fiscal 1996, and were 13% and 11% of total revenues for the second quarters of fiscal 1997 and 1996, respectively. For the six months ended December 31, 1996, research and development expenses were $11.5 million, an increase of 40% from $8.2 million for the six months ended December 31, 1995, and were 13% and 11% of total revenues for the first six months of fiscal 1997 and 1996, respectively. The increase in research and development expenses was attributable primarily to increased hiring of employees and to support the Company's new product development efforts.

         Income from operations for the second quarter of fiscal 1997 was $6.8 million, an increase of 3% from $6.6 million in the second quarter of fiscal 1996. Income from operations was 14% and 17% of total revenues for the quarters ended December 31, 1996 and 1995, respectively. Income from operations for the six months ended December 31, 1996 totaled $12.9 million, an increase of 14% from $11.4 million for the six months ended December 31, 1995.

         The Company's tax rate for the second quarter and first six months of fiscal 1997 was 35.5% compared to 33% in the second quarter and the first six months of fiscal 1996. The higher tax rate in fiscal 1997 primarily relates to increased earnings, which reduces the impact of research and development and other tax credits on the effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and short-term investments increased by $5.5 million to $56.0 million at December 31, 1996, as compared to June 30, 1996. The Company's working capital increased by $11.5 million to $102.4 million at December 31, 1996, as compared to June 30, 1996.

         Based on its current operating plans, the Company believes that its existing cash, cash equivalents and short-term investments and expected cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements at least through the next 12 months.


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


           POTENTIAL SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS

         The Company's operating results may fluctuate significantly from quarter to quarter due to a variety of factors. These factors include the timing of orders, the timing of new product introductions by the Company or its competitors and the mix of distribution channels through which the Company's products are sold in a particular quarter. The Company generally realizes higher gross margins on sales of systems to end users than on systems sold through distributors and OEMs. In addition, given the Company's focus on highly configured enterprise class systems, the loss or delay in a given quarter of a relatively limited number of systems sales could adversely affect the Company's revenues. Because the Company recognizes revenue from sales to end users upon customer installation and acceptance, timing of the installation of the Company's products may also increase potential fluctuations in the Company's quarterly results of operations. Historically, the Company has often recognized a substantial portion of its revenues in the last month of the quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of revenues could cause significant variations in operating results from quarter to quarter.

         INTENSELY COMPETITIVE MARKET

         The market for the Company's products is intenselycompetitive. The Company experiences substantial competition, principally from Sun Microsystems, Hewlett-Packard Company, IBM, Silicon Graphics, Inc. and Digital Equipment Corporation. Also, EMC Corporation has recently introduced products to provide network attached storage. In addition, smaller companies such as Network Appliance, Inc. have introduced products at the low end of the Company's target markets. Most of the Company's competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its current products are competitive, price competition in the markets for the Company's products is intense. Any material reduction in the price of the Company's products without corresponding decreases in manufacturing costs or increases in unit volume would negatively affect gross margins, which could in turn have a materially adverse effect on the Company's business, financial condition and results of operations. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base, including disk and tape drives and additional processors. Increased competition for the Company's products that results in lower product sales could also adversely impact the Company's upgrades sales. In addition, decisions by customers not to increase the capacity of their current systems could adversely impact the Company's revenues and results of operations. The Company's ability to maintain its competitive position will depend upon, among other factors, its success in anticipating industry trends, its investments in product research and development, its development of new products with improved price/performance characteristics and its effective management of the introduction of new products into targeted markets.


         DEPENDENCE ON KEY PERSONNEL

         Competition for employees with highly technical, managerial and other skills is intense in the high-technology industry and is particularly intense in the San Francisco Bay Area. The Company's failure to retain the services of key personnel or to attract additional qualified employees could have a materially adverse effect on the Company's business, financial condition and results of operations.


         SOFTWARE PRODUCT RISKS

         With the release of its ServerGuard(TM) and DataGuard(TM) software products, the Company now ships software products in addition to its line of network file servers. The Company also expects to release enhancements and new features for these products. Although the Company performs extensive testing prior to releasing software products, such products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments, any of which could result in a materially adverse effect on the Company's business, financial condition and results of operations.


         NEW PRODUCTS

         New product introductions by the Company or its competitors carry the risk that customers will delay or cancel orders for existing products pending shipment of the new products. The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis. There can be no assurance that the Company will not experience difficulties that delay or prevent the successful development, introduction or marketing of these products and enhancements or that these new products and enhancements will adequately address market requirements and achieve market acceptance. Any delays in the launch or availability of new products could have a materially adverse effect on the Company's business, financial condition and results of operations.


         DEPENDENCE ON ESTABLISHED STANDARDS

         The rapid emergence of new or alternate standards such as NT which replace or diminish the market acceptance of UNIX operating systems or the Network File System, on which the Company's products are currently based, could materially adversely effect the Company's results of operations unless the Company is able to incorporate such standards into the Company's products in a timely manner.


         DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

         For the six months ended December 31, 1996 and 1995, direct sales of products and services to Intel Corporation ("Intel") represented approximately 8% and 13%, respectively, of the Company's revenues, and direct sales to America Online ("AOL") represented approximately 14% and 6%, respectively, of the Company's revenues. For the six months ended December 31, 1996 and 1995, sales to Fuji Xerox Company, Ltd. ("Fuji Xerox"), the Company's exclusive private label OEM in Japan, represented approximately 8% and 15%, respectively, of the Company's revenues. Also for the six months ended December 31, 1996 and 1995, sales to Nissho Electronics ("Nissho"), the Company's distributor in Japan, represented approximately 8% and 9%, respectively, of the Company's revenues. In the second quarter of fiscal 1997, Fuji Xerox implemented a reorganization of its operations, and the Company believes that this activity significantly diminished its purchases of the Company's products during this period. Fuji Xerox and Nissho are not obligated to purchase any minimum quantities of products from the Company. A significant reduction in product sales to Intel, AOL, Fuji Xerox or Nissho will materially and adversely affect the Company's business, financial condition and results of operations.


         RISKS OF INTERNATIONAL SALES; EUROPEAN MARKET RISKS

         During the six months ended December 31, 1996 and 1995, approximately 31% and 34%, respectively, of the Company's total revenues were derived from markets outside of North America, primarily in Japan, where the Company is dependent on Fuji Xerox and Nissho (see "Dependence on Certain Customers/Distributors" above). The Company has also increased its sales, support and marketing efforts in Europe. There can be no assurance that the Company's European operations will be successful. The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions as well as by risks such as trade restrictions, increases in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges created by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors and OEM's, most of whom are entitled to carry products of the Company's competitors.

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

                          Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

                 (a) The 1996 Annual Meeting of the Stockholders of Auspex Systems, Inc. was held at the Santa Clara Convention Center, 5001 Great America Parkway, Santa Clara, California 95054 on December 6, 1996 at 9:00 a.m. (the "Annual Meeting").

                 (b) At the Annual Meeting, the following three individuals were elected to the Company's Board of Directors as Class II directors elected to each serve for a two-year term:


                                                        NUMBER OF VOTES
                                                        ---------------
NOMINEE                           CAST FOR                 WITHHELD                 BROKER
-------                           --------                 --------                 ------
CLASS II DIRECTORS                                        OR AGAINST               NON-VOTES
------------------                                        ----------               ---------
W. Frank King                    21,220,691                235,745                      0

Bruce N. Moore                   21,216,118                240,318                      0

David F. Marquardt               21,222,325                234,111                      0


            (c) The following additional proposal was considered at the Annual Meeting and was approved according to the respective vote of the stockholders.

                     (1) Ratification and approval of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending June 30, 1997.


                                                        Number of Votes
                                                        ---------------

                                                         Abstentions                Broker
                                                         -----------                ------
                                 Cast For                 or Against               Non-Votes
                                 --------                 ----------               ---------
                                 21,429,512                26,924                      0


ITEM 5.  OTHER INFORMATION

         Effective January 31, 1997, Laurence B. Boucher, Auspex's founder, resigned from the Company's Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.  Exhibits

             11.1     Statement of Computation of Common and Common
                      Equivalent Shares

             27       Financial Data Schedule.

         b.  Report on Form 8-K

             No report on Form 8-K was filed during the current period.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             AUSPEX SYSTEMS, INC.




Date    February 13, 1997                   /s/  Kent L. Robertson
    -------------------------    ----------------------------------------------
                                                 Kent L. Robertson
                                  Vice President of Finance and Chief Financial
                                 Financial Officer (Principal Financial Officer)

                              AUSPEX SYSTEMS, INC.
                   EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1996



                                                                   Sequentially
Exhibit #           Description                                   Numbered Page
---------           -----------                                   -------------

   11.1             Statement of Computation of Common and Common       14
                    Equivalent Shares

   27               Financial Data Schedule                             15