Form 10-Q
period 1997-03-31
AUSPEX SYSTEMS INC
filed 1997-05-13
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                        YES          X
                                                    ---
                                        NO          ---

      NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF
             APRIL 30, 1997:  24,838,585.

--------------------------------------------------------------------------------
FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX

                                                                                             PAGE
           PART I.      FINANCIAL INFORMATION                                                NUMBER
           ITEM 1.

                          Condensed Consolidated Balance Sheets                                1

                          Condensed Consolidated Statements of Operations                      2

                          Condensed Consolidated Statements of Cash Flows                      3

                          Notes to Unaudited Condensed Consolidated Financial Statements       4-5

           ITEM 2.        Management's Discussion and Analysis of Financial                    6-10
                          Condition and Results of Operations


           PART II.     OTHER INFORMATION

           ITEM 6.        Exhibits and Reports on Form 8-K                                     11

           SIGNATURES                                                                          11

           EXHIBIT INDEX                                                                       12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                              AUSPEX SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                MARCH 31, 1997    JUNE 30, 1996
                                                                --------------    -------------
(IN THOUSANDS)                                                    (UNAUDITED)
CURRENT ASSETS:

    Cash and cash equivalents                                      $ 32,737         $ 22,169
    Short-term investments                                           40,031           28,349
    Trade receivables, net                                           36,288           37,848
    Inventories, net                                                 22,756           16,130
    Prepaid expenses and other                                       11,312           12,447
                                                                   --------         --------

        Total current assets                                        143,124          116,943

Property and Equipment, net                                          17,585           15,577

Other Assets                                                          2,837            3,324
                                                                   --------         --------
                Total  assets                                      $163,546         $135,844
                                                                   ========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                MARCH 31, 1997    JUNE 30, 1996
                                                                --------------    -------------
CURRENT LIABILITIES:
    Capital lease obligations                                      $    108         $    136
    Accounts payable                                                  9,119            6,165
    Accrued liabilities                                              11,039           12,712
    Income taxes payable                                              4,562              440
    Deferred revenue                                                 10,508            6,578
                                                                   --------         --------

        Total current liabilities                                    35,336           26,031

Stockholders' Equity                                                128,210          109,813
                                                                   --------         --------

                Total liabilities and stockholders' equity         $163,546         $135,844
                                                                   ========         ========





See notes to condensed consolidated financial statements

                              AUSPEX SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          -----------------------        ---------------------------
                                                          MARCH 31,      MARCH 31,         MARCH 31,       MARCH 31,
                                                           1997           1996               1997            1996
                                                           ----           ----               ----            ----
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 (UNAUDITED)   (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
REVENUES:

    Product revenue                                       $50,463         $39,516         $133,417         $103,810
    Service revenue                                         5,139           3,817           14,279           11,062
                                                          -------         -------         --------         --------
         Total revenues                                    55,602          43,333          147,696          114,872
                                                          -------         -------         --------         --------

Cost of Revenues:

    Cost of product revenue                                21,513          16,337           56,621           44,080
    Cost of service revenue                                 3,631           2,794           10,060            7,130
                                                          -------         -------         --------         --------
         Total cost of revenues                            25,144          19,131           66,681           51,210
                                                          -------         -------         --------         --------
         Gross profit                                      30,458          24,202           81,015           63,662
                                                          -------         -------         --------         --------

Operating Expenses:

     Selling, general and administrative                   14,412          11,922           40,505           31,800
     Research and development                               6,388           4,610           17,911           12,827
                                                          -------         -------         --------         --------
         Total operating expenses                          20,800          16,532           58,416           44,627
                                                          -------         -------         --------         --------
         Income from operations                             9,658           7,670           22,599           19,035

Other Income, net                                             399             376            1,681            1,283
                                                          -------         -------         --------         --------
         Income before provision for income taxes          10,057           8,046           24,280           20,318

Provision for Income Taxes                                  3,570           2,655            8,619            6,705
                                                          -------         -------         --------         --------
Net Income                                                $ 6,487         $ 5,391         $ 15,661         $ 13,613
                                                          =======         =======         ========         ========
Net Income per Share                                      $  0.25         $  0.21         $   0.61         $   0.53
                                                          =======         =======         ========         ========
Weighted Average Common Shares and Equivalents             25,867          25,868           25,713           25,584
                                                          =======         =======         ========         ========







See notes to condensed consolidated financial statements

                              AUSPEX SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     MARCH 31,      MARCH 31,
NINE MONTHS ENDED                                                                      1997           1996
                                                                                     ---------      ---------
(IN THOUSANDS)                                                                     (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                       $ 15,661       $ 13,613
                                                                                     --------       --------
    Adjustments to reconcile net income
        to net cash provided by operating activities:
           Depreciation and amortization                                                9,066          6,506
           Changes in assets and liabilities:
               (Increase) decrease in trade receivables                                 1,560         (4,938)
               Increase in inventories                                                 (6,626)          (840)
               (Increase) decrease in prepaid expenses and other                        1,135         (1,549)
               Increase (decrease) in accounts payable                                  2,954         (1,997)
               Increase (decrease) in accrued liabilities                              (1,673)         2,561
               Increase (decrease) in income taxes payable                              4,122         (3,442)
               Increase in deferred revenue                                             3,930            781
                                                                                     --------       --------
       Net cash provided by operating activities                                       30,129         10,695
                                                                                     --------       --------

Cash Flows from Investing Activities:

    Purchases of held-to-maturity short-term investments                                   --        (18,278)
    Purchases of available-for-sale short-term investments                            (36,287)        (1,007)
    Proceeds from maturities of held-to-maturity short-term investments                    --         10,430
    Proceeds from sales of held-to-maturity short-term investments                         --          2,777
    Proceeds from sales/maturities of available-for-sale short-term investments        24,574             --
    Purchases of property and equipment                                               (10,666)       (10,838)
    (Increase) decrease in other assets                                                   178            (20)
                                                                                     --------       --------
       Net cash used in investing activities                                          (22,201)       (16,936)
                                                                                     --------       --------

Cash Flows from Financing Activities:
    Principal payments on capital lease obligations                                      (127)          (291)
    Proceeds from sale of common stock, net                                             2,925          2,775
                                                                                     --------       --------

       Net cash provided by financing activities                                        2,798          2,484
                                                                                     --------       --------

Effect of Exchange Rate Changes on Cash                                                  (158)          (162)
                                                                                     --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents                                   10,568         (3,919)

Cash and Cash Equivalents, Beginning of Period                                         22,169         17,568
                                                                                     --------       --------
Cash and Cash Equivalents, End of Period                                             $ 32,737       $ 13,649
                                                                                     ========       ========



See notes to condensed consolidated financial statements

                      AUSPEX SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

           The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1997. (See "Factors That May Affect Future Operating Performance" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)


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

           In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which is required to be adopted by the Company in its second quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings will be replaced with diluted earnings per share. Under basic earnings per share, the dilutive effect of stock options will be excluded. Under SFAS 128, basic earnings per share for the third quarter ended March 31, 1997 and 1996 would have been $0.26 and $0.23 per share, respectively, and for the nine months ended March 31, 1997 and 1996 would have been $0.64 and $0.58 per share, respectively. Diluted earnings per share is substantially the same as the reported primary earnings per share.


5.  INVENTORIES

           Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Finished goods inventories include systems shipped to customers and awaiting acceptance. Inventories consist of the following:

(In thousands)           March 31,    June 30,
                          1997         1996
                         --------     -------
Purchased materials      $ 7,995      $ 4,366
Systems in process        10,373        7,082
Finished goods             4,388        4,682
                         -------      -------
Total inventories        $22,756      $16,130
                         =======      =======

                              AUSPEX SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

             Total revenues for the third quarter of fiscal 1997 ended March 31, 1997 were $55.6 million, an increase of 28% over total revenues of $43.3 million for the third quarter of fiscal 1996. Total revenues for the nine months of fiscal 1997 were $147.7 million, an increase of 29% over $114.9 million for the nine months of fiscal 1996.

                  Product revenues for the third quarter of fiscal 1997 were $50.5 million or 91% of total revenues. Revenues from systems sales accounted for 49% of product revenues during the third quarter of fiscal 1997 and 56% for the third quarter of fiscal 1996, while revenues from upgrades, add-on options and software license agreements comprised 51% of product revenues during the third quarter of fiscal 1997 and 44% for the third quarter of fiscal 1996. Service revenues for the third quarter of fiscal 1997 were $5.1 million or 9% of total revenues, the same percentage as in the third quarter of fiscal 1996. Geographically, North America accounted for 76% and 63% of total revenues in the third quarters of fiscal 1997 and 1996, respectively, the Pacific Rim accounted for 14% and 27% in the third quarters of fiscal 1997 and 1996, respectively, and Europe accounted for 10% in the third quarters of fiscal 1997 and 1996, respectively. The increased revenues in North America primarily relate to a significant order from an existing customer. The decrease in revenues from the Pacific Rim during the third quarter of fiscal 1997 was attributable to weakness in the Japanese economy, the continuing effects of a reorganization of a major OEM partner, and a delay in the introduction of Auspex's model NS7000/700 NetServer by that partner in Japan. The Company expects that softness in the Pacific Rim will continue in the fourth quarter of fiscal 1997.

             Gross margin was 55% of total revenues in the third quarter of fiscal 1997 as compared with 56% in the third quarter of fiscal 1996. For the nine months ended March 31, 1997 and 1996, gross margin was 55% for each period.

             Selling, general and administrative expenses during the third quarter of fiscal 1997 totaled $14.4 million, an increase of 21% from $11.9 million in the corresponding period of the prior fiscal year, and comprised 26% and 28% of total revenues, respectively. For the nine months ended March 31, 1997, selling, general and administrative expenses totaled $40.5 million, an increase of 27% from $31.8 million in the corresponding nine month period of the prior fiscal year. In the first nine months of fiscal 1997 and 1996, selling, general and administrative expenses comprised 27% and 28% of total revenues, respectively. The decrease in these expenses as a percentage of revenues was primarily due to the controlling of spending costs.

             Research and development expenses incurred during the third quarter of fiscal 1997 were $6.4 million, an increase of 39% from $4.6 million in the corresponding period of the prior fiscal year, and were 11% of total revenues for the quarters ended March 31, 1997 and 1996. For the nine months ended March 31, 1997, research and development costs totaled $17.9 million, an increase of 40% from $12.8 million for the nine months ended March 31, 1996, and comprised 12% and 11% of total revenues for the first nine months of fiscal 1997 and 1996, respectively. The increase in absolute dollars was attributable primarily to the addition of employees and related project costs supporting the Company's new product development efforts. With the continuation of research and development efforts, the Company expects that these efforts will result in an increase in research and development costs both in absolute dollars and as a percentage of revenues in the fourth quarter of fiscal 1997.

             Income from operations for the third quarter of fiscal 1997 was $9.7 million, an increase of 26% from $7.7 million in the third quarter of fiscal 1996. Income from operations was 17% and 18% of total revenues for the quarters ended March 31, 1997 and 1996, respectively. Income from operations for the nine months ended March 31, 1997 totaled $22.6 million, an increase of 19% from $19.0 million for the nine months ended March 31, 1996.

The Company's tax rate for the third quarter of fiscal 1997 was 35.5% as compared with 33% in the third quarter of fiscal 1996. The higher tax rate in fiscal 1997 primarily relates to increased earnings, which reduces the impact of research and development and other tax credits on the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

             For the nine months ended March 31, 1997, the Company's cash, cash equivalents and short-term investments increased by $22.3 million to $72.8 million. The Company's working capital increased during the nine months ended March 31, 1997 by $16.9 million to $107.8 million.

             Based on its current operating plans, the Company believes that its existing cash, cash equivalents and short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements at least through the next 12 months.


FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

             The second and fifth paragraphs under the section entitled "Results of Operations" and the last paragraph under the section entitled "Liquidity and Capital Resources" contains forward-looking statements. The Company may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below. The Company undertakes no obligation to update such information.


             POTENTIAL SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS

             The Company's operating results may fluctuate significantly from quarter to quarter due to a variety of factors. These factors include the timing of orders, the timing of new product introductions by the Company or its competitors and the mix of distribution channels through which the Company's products are sold in a particular quarter. The Company generally realizes higher gross margins on sales of systems to end users than on systems sold through distributors and OEMs. In addition, given the Company's focus on highly configured enterprise class systems, the loss or delay in a given quarter of a relatively limited number of systems sales could adversely affect the Company's revenues. Because the Company recognizes revenue from sales to end users upon customer acceptance, timing of the installation of the Company's products may also increase potential fluctuations in the Company's quarterly results of operations. Historically, the Company has often recognized a substantial portion of its revenues in the last month of any given quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of revenues could cause significant variations in operating results from quarter to quarter.

             INTENSELY COMPETITIVE MARKET

             The market for the Company's products is intensely competitive. The Company experiences substantial competition, principally from Sun Microsystems, Hewlett-Packard Company, and Silicon Graphics, Inc. Also, EMC Corporation has recently introduced products to provide network attached storage. In addition, smaller companies such as Network Appliance, Inc. have introduced products at the low end of the Company's target markets. Most of the Company's competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its products are competitive, price competition in the markets for the Company's products is intense. Any material reduction in the price of the Company's products without corresponding decreases in manufacturing costs or increases in unit volume would negatively affect gross margins, which could in turn have a materially adverse effect on the Company's business, financial condition and results of operations. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base, including disk and tape drives and additional processors. Increased competition for the Company's products that results in lower product sales could also adversely impact the Company's upgrades sales. In addition, decisions by customers not to increase the capacity of their current systems could adversely impact the Company's revenues and results of operations. The Company's ability to maintain its competitive position will depend upon, among other factors, its success in anticipating industry trends, its investments in product research and development, its development of new products with improved price/performance characteristics and its effective management of the introduction of new products into targeted markets.


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


             SOFTWARE PRODUCT RISKS

             With the release of its DriveGuard(TM) and FastBackup(TM) software products along with current software products, ServerGuard(TM) and DataGuard(TM), the Company now ships software products in addition to its line of network file servers. The Company also expects to release enhancements and new features for these products. Although the Company performs extensive testing prior to releasing software products, such products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments, any of which could result in a materially adverse affect on the Company's business, financial condition and results of operations.


             NEW PRODUCTS

             New product introductions by the Company or its competitors carry the risk that customers will delay or cancel orders for existing products pending shipment of new products. The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis. There can be no assurance that the Company will not experience difficulties that delay or prevent the successful development, introduction or marketing of these products and enhancements or that these new products and enhancements will adequately address market requirements and achieve market acceptance. Any delays in the launch or availability of new products could have a materially adverse effect on the Company's business, financial condition and results of operations.

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


             DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

             For the nine months ended March 31, 1997 and 1996, direct sales of products and services to Intel Corporation ("Intel") represented approximately 10% and 11%, respectively, of the Company's revenues, and direct sales to America Online ("AOL") represented approximately 19% and 5%, respectively, of the Company's revenues. For the first nine months of fiscal year 1997 and 1996, sales to Fuji Xerox Company, Ltd. ("Fuji Xerox"), the Company's exclusive private label OEM in Japan, represented approximately 7% and 15%, respectively, of the Company's revenues. Also for the nine months ended March 31, 1997 and 1996, sales to Nissho Electronics ("Nissho"), the Company's distributor in Japan, represented approximately 7% and 10%, respectively, of the Company's revenues. Fuji Xerox and Nissho are not obligated to purchase any minimum quantities of products from the Company. A significant reduction in product sales to Intel, AOL, Fuji Xerox or Nissho could adversely affect the Company's business, financial condition and results of operations.


             RISKS OF INTERNATIONAL SALES; EUROPEAN MARKET RISKS

             During the nine months ended March 31, 1997 and 1996, approximately 28% and 35%, respectively, of the Company's total revenues were derived from markets outside of North America, including Japan, where the Company is dependent on Fuji Xerox and Nissho (see "Dependence on Certain Customers/Distributors" above). The Company has also increased its sales, support and marketing efforts in Europe. There can be no assurance that the Company's European operations will continue to be profitable. The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions as well as by risks such as trade restrictions, increases in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges created by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors and OEMs, most of whom are entitled to carry products of the Company's competitors.


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



                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        AUSPEX SYSTEMS, INC.




Date     May 13, 1997                  /s/  Kent L. Robertson
      -----------------        ---------------------------------------------
                                            Kent L. Robertson
                               Vice President of Finance and Chief Financial
                                   Officer (Principal Financial Officer)

                              AUSPEX SYSTEMS, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997



                                                          Sequentially
Exhibit #    Description                                  Numbered Page
---------    -----------                                  -------------
   27        Financial Data Schedule                           13