Form 10-K
period 1997-06-30
AUSPEX SYSTEMS INC
filed 1997-09-26
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
        _________


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

              Registrant's telephone number, including area code:
                    (408) 986-2000/Web Site (www.Auspex.com)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                          Common Share Purchase Rights
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES [ ]  NO [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $223,846,788 as of September 10, 1997, based upon the closing sale price on The Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         The number of shares of Registrant's Common Stock outstanding as of September 10, 1997 was 25,067,084.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on November 20, 1997.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                               PAGE
                                                                               ----
PART I   ....................................................................... 4

         ITEM 1.   BUSINESS....................................................  4

                   The Company.................................................  4
                   Products....................................................  5
                   Markets and Customers.......................................  7
                   Distribution................................................  7
                   Customer Service and Support................................  8
                   Manufacturing...............................................  9
                   Research and Development....................................  9
                   Competition................................................. 10
                   Intellectual Property and Licenses.......................... 11
                   Employees................................................... 11
                   Executive Officers of the Company........................... 12

         ITEM 2.   PROPERTIES.................................................. 13

         ITEM 3.   LEGAL PROCEEDINGS........................................... 14

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 14

PART II  ...................................................................... 15

         ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                   RELATED STOCKHOLDER MATTERS................................. 15

         ITEM 6.   SELECTED FINANCIAL DATA..................................... 16

         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS......................... 16

                   Results of Operations....................................... 16
                   Revenues.................................................... 17
                   Gross Margin................................................ 18
                   Operating Expenses.......................................... 18
                   Other Income ............................................... 19
                   Provision for Income Taxes.................................. 19
                   Quarterly Results of Operations............................. 19
                   Factors That May Affect Future Results...................... 21
                   Liquidity and Capital Resources............................. 23

         ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................ 24

         ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE..................... 24

PART III  ...................................................................... 25

         ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......... 25

         ITEM 11.    EXECUTIVE COMPENSATION..................................... 25

         ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT............................................. 25

         ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 25

PART IV   ...................................................................... 26

         ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ....... 26
                     ON FORM 8-K................................................ 26

                (A)  1.  FINANCIAL STATEMENTS................................... 26
                     2.  FINANCIAL STATEMENT SCHEDULES.......................... 26
                     3.  EXHIBITS............................................... 27
                (B)  REPORTS ON FORM 8-K........................................ 29

SIGNATURES...................................................................... 30

POWER OF ATTORNEY............................................................... 30

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS........................................ F-1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

SUPPLEMENTAL SCHEDULES.......................................................... S-1

                             INTRODUCTORY STATEMENT


         References made in this Annual Report on Form 10-K to "Auspex," the "Company" or the "Registrant" refer to Auspex Systems, Inc. and its wholly owned subsidiaries. AUSPEX, NS 5000, FUNCTIONAL MULTI-PROCESSING, FMP, FMK, FUNCTIONAL MULTI-PROCESSOR, FUNCTIONAL MULTI-PROCESSOR, and the Auspex logo design are registered trademarks of the Company. FUNCTIONAL MULTIPROCESSING KERNEL, FUNCTIONAL MULTIPROCESSING, NETSERVER, NS 7000, NS 6000, NS 5500, NS 3000, DataGuard, ServerGuard, DriveGuard and FastBackup are trademarks of the Company.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Auspex develops, manufactures, distributes and supports a line of UNIX multi-protocol (NFS(1), FTP(2)) network file/data servers, known as "NetServers," that enhance the performance of large, multivendor client/server networks. As client/server computing has become increasingly widespread, the inherent limitations of data servers based upon general-purpose computer architectures have come to be recognized as a serious impediment to overall network performance and availability.

         The network performance limitations which the NetServer was designed to overcome are the direct result of applying traditional, general purpose computer servers to the ever increasing challenge of storing, managing and delivering network data. These performance limitations have become more acute as the volume of network data has increased from the downsizing and offloading of mainframe data, the consolidation of local area network data and the emergence of network data-intensive applications such as the Internet. As the amount of data and users on a network increase, data servers based on conventional workstation or minicomputer architectures must support considerably more file/data, network and disk traffic than they were originally designed to handle. The result is a serious deterioration in network performance. The traditional solution has been to subdivide the network into multiple subnetworks, each with its own data server, duplicate data files and associated administrative costs.

         In contrast to conventional architectures, the Company's proprietary Functional Multi-processing ("FMP") architecture, of which key aspects have been patented by the Company, has been designed specifically to overcome these limitations by optimizing the tasks which a network data server most commonly executes - file/data transfer and disk operation. The performance advantages of Auspex's FMP architecture enable a single NetServer to support large networks at high data throughput rates. The NetServer's scalability permits customers to add workstation clients to multiple data servers.


----------

(1) NFS denotes the Network File System protocol, first promulgated by Sun Microsystems, Inc. ("Sun Microsystems"), and since widely adopted by the workstation market as a de facto standard for network file transfers.

(2) FTP (File Transfer Protocol) is a standard protocol commonly used to retrieve or store files on network file servers. FTP is supported on Unix, Windows, VMS, Macintosh and other popular desktop computers.

The Company believes that the importance of these benefits to large-scale client/server systems is demonstrated by the fact that over 80% of Auspex's installed base of approximately 2,100 data servers supports networks with 50-400 users.

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

         Auspex believes that the benefits of its FMP architecture - high availability, scalability and performance may be applied to industry standard protocols such as Hyper Text Transfer Protocol ("HTTP") and Common Internet File System/Server Message Block ("CIFS/SMB"), opening new market opportunities in the future.

         In fiscal 1997, the Company extended its business focus beyond the manufacture, sale and support of high-performance, UNIX-based network file servers to offering its customer base a more comprehensive set of solutions for network data management. On June 30, 1997, the Company acquired Alphatronix, Inc. ("Alphatronix") as part of its ongoing strategic initiatives in this area. The Company's strategy is to develop innovative solutions for enterprise data management and, specifically, products that will provide customers with continuous and transparent access to their data. The Alphatronix Inspire(R) suite of object-oriented software and graphical user interface libraries is intent to provide the basic enabling technologies required to implement these new products. Product offerings based on merging the acquired technology are expected to be introduced by the Company on a rolling basis beginning 12-18 months following the acquisition.

PRODUCTS

         The Company develops, markets and supports a line of NFS network data servers known as NetServers. The Company's newest NetServers, the NS 7000 NetServer Family, were introduced in fiscal 1996. In the second quarter of fiscal 1997, the Company introduced a new high-end server, the NS 7000/700, which superseded the model 650. The NS 7000/150 NetServer is designed for small workgroups of up to 40 workstations; the NS 7000/250 NetServer is designed for departments supporting 40 to 150 workstations, while the NS 7000/700 NetServer meets the needs of large enterprise environments with up to 800 workstations. All members of the NS 7000 Family can simultaneously support applications such as high-speed, on-line system backup as well as NFS I/O operations without one activity impairing the performance of the other. NS 5000, NS 5500 and NS 6000 NetServers, predecessors of the NS 7000 Family, can be upgraded on-site to an NS 7000. A significant portion of the Company's revenues is derived from product upgrades, which consist primarily of additional processors (or upgrades of existing processors) and memory and disk and tape drives. The Company's strategy is to introduce new products and offer upgrades to existing products periodically on an ongoing basis. It is possible that some customers could cancel orders for existing products or delay orders in anticipation of new product availability; should this occur, the Company's revenues and operating results could be adversely affected.

         A base NS 7000 NetServer configuration includes one network processor, one storage processor and one host processor (CPU), along with I/O cache memory and a rack for the first seven Small Computer Serial Interface ("SCSI") disk drives, typically of 4.29 or 9.1 gigabyte capacity each. The NetServer can be scaled by the addition of function-specific processors, allowing customers to expand the product to support their future requirements. The basic elements of the architecture's hardware organization are described below:

                  Network processor. The network processor performs three functions. The first is the processing of network protocols up to and including the Open Network Computing/NFS ("ONC/NFS") level. The second is the processing of NFS file requests, using a UNIX file system which has been extracted from the UNIX operating system kernel. In this way, NFS operations bypass the host processor entirely. In addition, a very large disk buffer cache (I/O cache memory) is implemented on the network processor. No processor instructions are stored in or retrieved from this memory; the entire memory and enhanced backplane bandwith of 110 megabytes per second ("MB/s") is devoted to I/O. Cache memory can be added to a maximum of 256 MB per network processor. Each network processor provides up to six 10 BaseT or two 100 BaseT Ethernet connections, up to two Fibre Distributed Data Interface/MLT3 ("FDDI/MLT3") connections or two Asynchronous Transfer Mode ("ATM") (OC-3) connections.

                  Storage processor. The NetServer storage processor operates up to six parallel SCSI I/O channels simultaneously. These are attached to disk arrays, containing up to 42 9.1 gigabyte disks, for a total storage of 382 gigabytes. The storage processor is responsible for virtual partition management on the storage devices, write acceleration, channel management, disk and tape control and data transfers to I/O cache memory.

                  Host processor. The host processor used in the NetServer is based on the Sun SPARC architecture, which is compliant with the SunOS UNIX operating system and its application binary interface.

         NetServer prices range from approximately $45,000 to more than $500,000, depending on the configuration. While system price varies considerably according to the configuration purchased, the average sales price per system in fiscal year 1997 for North American direct sales was approximately $280,000, and for distributor and international sales, approximately $131,000. Lower average sales prices per system for international distributor sales are attributable to the fact that most servers sold through these channels are sold in smaller configurations and at higher discounts.

         In 1995, Auspex commenced shipment of its first software product, DataGuard, that allows users to continuously access their data in the event of a disruption associated with the UNIX host operating system. In March 1996, the Company began shipping its second software product, ServerGuard. ServerGuard operates between multiple Auspex servers providing the industry's first local and wide area network-based fail-over and disaster recovery system for uninterrupted service. In fiscal 1997, the Company introduced FastBackup, a software product that enables a customer to achieve DLT-based backup and restore throughput of up to 100 gigabytes per hour cost-effectively. The Company also introduced DriveGuard, an embedded RAID 5 solution for high-availability data protection. DriveGuard provides mission-critical data security, at a significantly lower cost than that of mirrored configurations. Revenues from software licenses represented approximately six percent of Company's revenues in fiscal 1997.

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

         As of June 30, 1997, approximately 2,100 NetServers have been installed for over 450 customers worldwide. Reflecting the NetServer's particular suitability to the performance requirements of large-scale client/server systems, networks supporting more than 50 users account for more than 80% of Auspex's installed base. NetServers are used most commonly for the following types of applications: software development, electronic computer-aided design ("ECAD") and electronic computer aided engineering ("ECAE"), scientific and academic research, mechanical computer-aided design ("MCAD"), technical publishing and financial services. Other applications are also increasing, such as Internet service providers, on-line content providers, seismic and geophysical modeling, inventory control and multimedia applications. Prior to fiscal 1994, 1995 and 1996, Auspex focused its marketing efforts primarily on North America through its direct sales force and on the Pacific Rim through its relationships with Fuji Xerox Co., Ltd. ("Fuji Xerox") and Nissho Electronics Corporation ("Nissho"). During fiscal 1994, the Company established direct sales and support operations in the United Kingdom, France and Germany, and strengthened its distribution network in selected other European markets.

         Sales of products and services to the following customers accounted for 10% or more of total revenues in the periods indicated: fiscal year 1995 - Intel Corporation ("Intel") (15%); fiscal year 1996 - Intel (10%) and Fuji Xerox (13%); and fiscal year 1997 - Intel (10%) and America Online ("AOL") (15%). In addition to direct purchases from the Company, Intel or its affiliates have from time to time made significant purchases of the Company's products through indirect channels. Intel, AOL and Fuji Xerox are not obligated to purchase any minimum level of products from the Company. Accordingly, there can be no assurance that sales of products and services to these customers will not decline, either in absolute dollar amounts or as a percentage of total revenues, in future periods and that any such declines will not have a material adverse effect on the Company's results of operations.

DISTRIBUTION

         The Company employs a multi-tiered distribution strategy which in fiscal 1997 has focused on product sales to end users in North America through a direct sales force and to the Pacific Rim (primarily Japan) through a master value added reseller and a non-exclusive master reseller. The Company has a direct sales force in the United Kingdom, France and Germany, and employs distributors in other selected European markets.

         Because the success of the Company's direct sales efforts in North America is dependent in part upon a sophisticated analysis of the customer's networking requirements, the Company's system engineers work closely with the Company's sales representatives.

         The Company's Pacific Rim distribution strategy includes original equipment manufacturer ("OEM") and distribution agreements with Fuji Xerox and Nissho, respectively, in Japan. In fiscal 1997, the Company realigned its channel distribution strategy in Japan. The Company signed a Master Value Added Distributor Agreement ("MVAD") with Fuji Xerox, and redefined its relationship with Nissho. Under the new MVAD contract, Fuji Xerox, formerly the Company's OEM partner in Japan will act as a non-exclusive supplier of the Company's products to resellers in Japan. The Company's line of network file servers and high-availability software will also be sold under the Auspex name for the first time by Fuji Xerox. The Company's relationship with Nissho, previously the exclusive distributor of Auspex labeled products, will continue on a non-exclusive basis as a master reseller. The purchase prices of products purchased by Fuji Xerox under the agreement are subject to certain discounts. While Fuji Xerox is not subject to any minimum purchase requirements, in the event that it fails to reach the purchase targets mutually agreed upon each year, Auspex has the right to make additional OEM appointments in Japan. Both Nissho and Fuji Xerox have the right to sell products of the Company's competitors.

         Auspex believes that the large installed base of UNIX systems in Europe represents a significant opportunity for future NetServer sales. To address this opportunity, the Company has direct sales and support facilities in the United Kingdom, France and Germany. The Company has also entered into agreements with distributors covering selected other markets in Europe. The Company has continued to invest in sales and marketing efforts in Europe. The increased export activity in Europe has resulted in profitable European operations in fiscal 1997.

CUSTOMER SERVICE AND SUPPORT

         Auspex's corporate policies are based on a commitment to customer satisfaction and product quality. Revenue on system sales to end users is not recognized until the system has been shipped and installed and the customer has indicated a level of satisfaction with the product's performance that meets or exceeds predefined Company standards.

         The Company provides customer training and installs, maintains and supports systems sold directly in North America and Europe. End user customers purchasing through indirect channels are generally serviced by the Company's distributors or OEMs. In all cases, however, customers have direct access to Auspex service and support through a toll-free telephone hotline available to customers, distributors and service partners. All customer service call management and software support is handled directly by Auspex through its technical support centers twenty-four (24) hours a day, three hundred sixty-five
(365) days a year, by highly trained and experienced technical support engineers.

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

         Although the Company generally uses standard parts and components for its products, a number of key components used in the Company's NetServer products are currently available or purchased from sole or single sources. These components include disk and tape drives, microprocessors, connectors, printed circuit boards, cable assemblies, power supplies and ASICs. Some of the suppliers of these components have divisions which compete with the Company. See "Business--Competition." The Company generally has agreements with its sole source suppliers with terms ranging from one to five years and believes that alternative sources of supply and assembly for most of its sole-source components could be obtained within a commercially practicable period. As a precaution, the Company carries extra inventory of some of its sole-source components to provide additional time to develop an alternate supply source or redesign the component. The lack of sufficient quantities of sole or single source components, or the inability to develop alternative sources for these items, could result in delays or reductions in product shipments which would materially and adversely affect the Company's results of operations.

RESEARCH AND DEVELOPMENT

         The market for high-performance network data servers has been characterized by rapid technological advances in both hardware and software development. The Company believes that the speed of technological advancement in its industry requires it to invest significant amounts in research and development, and that in order to maintain its competitive position, the Company must continue to enhance and improve its existing products as well as to develop and successfully introduce new products. During fiscal 1997, the Company introduced the new NetServer NS7000/700, which is an enterprise-class network data server that nearly doubles the number of network connections and increases NFS throughput versus previous models. Additionally, the Company introduced a major new software release, which includes DriveGuard, a new RAID 5 high availability solution for protecting and managing disk-based data, NFS v3 protocol support for enhanced network performance, and the integration of NetBackup and FastBackup software for backup to DLT tape. Also during the year, the Company introduced an additional high-performance networking offering; including full duplex 100BaseT. While continuing to introduce major new product features, the Company believes that it has maintained its leadership position in network data server reliability. However, there can be no assurance that these new products will continue to be successful commercially. Furthermore, there can be no assurance that the Company will be able to develop or introduce other new products in the future in a timely manner, or that such products will be a commercial success. The Company intends to continue to invest substantially in product development. Current research and development efforts are directed at additional optional software products and at extending the NetServer architecture, hardware designs and software designs to increase functionality, client protocol support, performance, capacity, scalability and availability.

         As of June 30, 1997, 144 employees were engaged in research and development activities. The Company's research and development expenses during fiscal years 1995, 1996 and 1997 were approximately $14.6 million, $17.8 million and $24.4 million, respectively. The Company anticipates that research and development expenses will increase in absolute amounts and may increase as a percentage of total revenues from current levels in future periods.

COMPETITION

         The data/file server market is intensely competitive. Within the NFS-compatible, UNIX data server market segment, manufacturers of general purpose multiprocessor servers represent the Company's primary source of competition. These manufacturers include Sun Microsystems, Hewlett-Packard Company, Silicon Graphics, Inc., and IBM. Also, EMC Corporation has recently introduced proprietary products to provide network attached storage. Sun Microsystems represents the Company's principal source of competition. All of these competitors possess substantially greater financial, technical and marketing resources than Auspex, as well as substantially larger product installed bases. In addition to existing competitors, certain manufacturers of PC-based file servers such as Network Appliance, Inc. have introduced products at the low end of the Company's target markets. While the Company believes that the price/performance characteristics of its products are competitive, increased competition could create pricing pressures which could materially and adversely affect the Company's results of operations.

         The Company derives a significant portion of its revenues from sales of product upgrades to its installed base, including additional processors (or upgrades to existing processors), memory, disk and tape drives, and software. Although the Company has to date experienced limited competition in the sale of upgrades, increased competition against these products may occur in the future which could materially and adversely affect the Company's revenues and operating results.

         Auspex believes that an important competitive factor is network data server performance, measured in terms of overall system throughput and expressed as a function of NFS input/output operations per second. Other important factors include product reliability, availability, scalability, upgradeability, price, overall cost of ownership and technical service and support. The Company's ability to maintain its competitive position will depend, in addition to these factors, upon its success in anticipating industry trends, investing in product research and development and effectively managing the introduction of new products into targeted markets.

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

         Auspex currently holds four United States patents for certain fundamental aspects of FMP data server architecture, and two additional related patents. The Company has also filed additional patent applications for other proprietary Auspex technologies, one of which has been issued by the patent office.

         The Company's NetServer's host processors and network processors operate in conjunction with software licensed to the Company by Sun Microsystems. These licenses are subject to periodic renewal and are coming up for renewal in September 1998. There can be no assurance that the Company will be able to enter into such license renewals with Sun Microsystems on favorable terms, or at all.

EMPLOYEES

         As of June 30, 1997, the Company employed 619 people, including 170 in sales, 27 in marketing, 144 in research and development, 93 in customer satisfaction, 115 in manufacturing and 70 in finance and administration. The recruitment of experienced, highly skilled individuals is a top priority in an exceptionally competitive recruiting environment. Equally important in this environment is the retention of key talent. The Company has significantly increased its recruiting activities and is reviewing all employee programs to ensure the retention and continued development of its employees. The Company has in the past encountered some difficulties in fulfilling its hiring needs and retaining key employees in the San Francisco Bay Area employment market, and there can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

         The following sets forth certain information with respect to the executive officers of the Company as of September 15, 1997:

        Name                         Age                         Position
        ----                         ---                         --------
Bruce N. Moore(1)                     46         Chief Executive Officer, President and Director
Joseph G. Brown                       47         Vice President of Worldwide Field Operations
Paul R. Gifford                       45         Vice President of Product Development
Russell M. Lait                       35         Vice President of Operations
Kent L. Robertson                     56         Vice President of Finance and Chief Financial Officer
R. Stephen Cheheyl(2)                 51         Director
W. Frank King(2)(3)                   57         Director
David F. Marquardt(3)                 48         Director

(1)   Member of the Stock Option Committee
(2)   Member of the Audit Committee
(3)   Member of the Compensation Committee

         Mr. Bruce N. Moore joined the Company in June 1995 as President, Chief Operating Officer and a member of the Board of Directors. In January 1996, Mr. Moore assumed the additional role of Chief Executive Officer. Mr. Moore joined Auspex from Diasonics Ultrasound, Inc., a provider of diagnostic ultrasound equipment, where he held the position of President and Chief Executive Officer. His eleven-year career at Diasonics included various senior management positions in marketing and business development. Mr. Moore started his career as a sales representative in IBM's Data Processing Division in 1976.

         Mr. Joseph G. Brown joined the Company in January 1994 as Vice President of Marketing. He assumed the additional responsibility of Vice President of International Sales in September 1994. In November 1995, Mr. Brown was promoted to Vice President of Worldwide Strategic Business Development. Currently, Mr. Borwn is the Vice President of Worldwide Field Operations. Previous to joining the Company, Mr. Brown was Vice President of Marketing for the UNIX Systems Group at Unisys Corporation from February 1992 to January 1994. Prior to Unisys, Mr. Brown was Managing Director of Marketing at Interactive Systems Corporation from September 1989 to December 1991.

         Mr. Paul R. Gifford joined the Company in October 1996. From March 1996 through September 1996, Mr. Gifford served as Vice President of Engineering for Tencor Instruments. Prior to joining Tencor, Mr. Gifford was employed by Sequent Computer Systems from December 1985 through October 1995 and held several key positions including General Manager, NT Business Unit, Vice President of Product Development, and Vice President and Chief Systems Architect.

         Mr. Russell M. Lait joined the Company in March 1988 as a member of the Company's first design team. During his nine-year tenure with Auspex, Mr. Lait has held various positions, including Director of Production and Test. He was appointed Vice President of Operations in August 1996.

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

         Mr. R. Stephen Cheheyl has served as a Director of the Company since April 1995. From October 1994 until he retired in December 1995, Mr. Cheheyl served as an Executive Vice President of Bay Networks, Inc. which was formed through the merger of Wellfleet Communications, Inc. ("Wellfleet") and Synoptics Communications Inc. From December 1990 to October 1994, Mr. Cheheyl served as Senior Vice President of Finance and Administration at Wellfleet. He also serves as a director of Infinium Software, Inc., ON Technology Corporation and Sapient Corporation

         Dr. W. Frank King has served as a Director of the Company since October 1994. Dr. King has served as President, Chief Executive Officer and a Director of PSW Technologies, the Software Development and Systems Integration Division of Pencom Systems Incorporated, a software development, systems integration and technical recruiting organization, since October 1, 1996. From 1992 to October 1996, Dr. King served as President of PSW. From 1988 to 1992, Dr. King was Senior Vice President of the Software Business group of Lotus, a software publishing company. He serves on the Board of Directors of Auspex, State of the Art, Inc., Excalibur Technologies Corporation, SystemSoft, and Natural Microsystems, Inc.

         Mr. David F. Marquardt has served as a Director of the Company since April 1989. Since August 1995, Mr. Marquardt has been a general partner at August Capital which is a private venture capital partnership. Since August 1980, Mr. Marquardt has been a general partner of various Technology Venture Investors entities which are private venture capital limited partnerships. Mr. Marquardt is also a Director of Microsoft Corporation, Farallon Computing, Inc. and Visioneer, Inc.

ITEM 2.  PROPERTIES

         The Company is headquartered in Santa Clara, California, where it leases an aggregate of approximately 162,000 square feet of space which houses administrative, finance, sales and marketing, manufacturing, customer service and product development activities. The lease for these facilities expires in March 1998. In January 1997, the Company entered into two lease agreements for four buildings under construction in Santa Clara, California. The buildings represent about 269,000 square feet of space and will be the Company's new headquarters. The leases for these facilities commence in March 1998 and expire in February 2010. In addition, the lease agreements contain three successive options to extend the lease terms for sixty months each. The Company leases additional sales and support offices located in the United States, Canada, the United Kingdom, France, Germany and Japan. The Company believes that its facilities are adequate to meet the Company's current business requirements, and that suitable additional space will be available as needed to accommodate further physical expansion of corporate operations and for additional sales and support offices. See also Note 5 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Compnay is involved in legal proceedings incidental to the conduct of its business. The Company believes that the litigation, individually or in the aggregate, to which it is currently a party, is not likely to have a material adverse effect on the Company's results of operations or financial condition.


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

                                               High                Low
                                               ----                ---

        Fourth Quarter of 1997               $13.125              $7.50

        Third Quarter of 1997                $14.75              $10.625

        Second Quarter of 1997               $15.50              $10.125

        First Quarter of 1997                $17.00              $10.00

        Fourth Quarter of 1996               $24.625             $14.75

        Third Quarter of 1996                $21.00              $14.00

        Second Quarter of 1996               $18.25              $13.375

        First Quarter of 1996                $18.25              $11.375

         The Company believes that a number of factors including, but not limited to, quarterly fluctuations in results of operations may cause the market price of its common stock to fluctuate significantly. See "Management's Discussion and Analysis - Factors That May Affect Future Results."

         As of September 10, 1997, the approximate number of common stockholders of record was 698.

         The Company has not, to date, paid cash dividends on its capital stock. The Company currently intends to retain earnings for use within its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       Fiscal Year Ended
                                            -------------------------------------------------------------------------
                                                            (In thousands, except per share amounts)

                                                   June 30,        June 30,      June 30,       June 30,      June 25,
                                                       1997            1996          1995           1994          1993
                                                   --------        --------      --------       --------      --------
  Net revenues..............................       $202,486        $162,640      $115,625        $83,280       $73,508
  Income before income taxes................         24,362          29,597        15,912          9,786        10,046
  Net income ...............................         13,420          19,830        12,411          8,318         8,126
  Net income per share......................           0.52 (1)        0.77          0.51           0.34          0.36
  Total assets..............................        157,152         135,844       106,526         85,433        76,728
  Long-term obligations.....................              -               -           159            399           799

(1) Includes the costs associated with the acquisition of Alphatronix, Inc. in the fourth quarter of fiscal 1997. Exclusive of these acquisition costs, earnings per share for fiscal 1997 would have been $0.81.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues for the fiscal year ended June 1997 of $202.5 million increased 24.5% over fiscal year 1996 revenues of $162.6 million. To date, the Company has shipped approximately 2,100 data servers.

         The following table sets forth for the fiscal years indicated the percentage of total revenues represented by certain line items in the Company's statement of operations:

Years Ended June 30,                      1997   1996   1995
                                          ----   ----   ----
Revenues ..............................   100%   100%   100%
Costs of Revenues .....................    46     44     46
                                          ---    ---    ---
          Gross margin ................    54     56     54
                                          ---    ---    ---
Operating Expenses:
    Sales and marketing ...............    24     23     24
    Research and development ..........    12     11     13
    General and administrative ........     4      5      5
    In-process research and development     3      -      -
                                          ---    ---    ---
          Income from operations ......    11     17     12
Other Income ..........................     1      1      2
                                          ---    ---    ---
          Income before income taxes ..    12     18     14
Provision for Income Taxes ............     5      6      3
                                          ---    ---    ---
Net Income ............................     7%    12%    11%
                                          ===    ===    ===

REVENUES

         Product revenue includes hardware sales of systems and upgrades as well as software license fees. The Company recognizes revenues from sales of data servers to end users only when the product has been shipped, installed, and the customer has indicated a level of satisfaction with the product's performance that meets or exceeds predefined Company standards. Revenues from sales of data servers to distributors, integrators and OEMs, as well as product upgrade revenues, are generally recognized when the product has been shipped. Revenues earned under software license agreements with end users are generally recognized when the software has been shipped and there are no significant obligations remaining. Service revenue includes installation, maintenance and training and is recognized ratably over the contractual period or as the services are provided. Beginning with the first quarter of fiscal 1998, the Company will change its revenue recognition policy such that revenues from systems sales will generally be recognized when the equipment has been shipped. The reason for this change is to better conform its policies with industry practices.

         The following table sets forth the principal components of the Company's revenues:

Years Ended June 30,          1997       1996       1995
                            --------   --------   --------
Product revenue .........   $182,533   $146,913   $104,102
Service and other revenue     19,953     15,727     11,523
                            --------   --------   --------
        Total revenues ..   $202,486   $162,640   $115,625
                            ========   ========   ========

         Product revenue increased $35.6 million or 24% in fiscal 1997 as compared to fiscal 1996 and $42.8 million, or 41%, in fiscal 1996 as compared to fiscal 1995. These increases were attributable to higher average system prices and increased sales of upgrades to the Company's installed base. Revenue from product upgrades, which primarily consists of additional processors (or upgrades of existing processors), and memory and disk and tape drives, increased from the prior year as a percentage of total revenues to 41% in fiscal 1997 from 39% in fiscal 1996 and decreased to 39% in fiscal 1996 from 44% in fiscal 1995. The increase in product upgrade revenue as a percentage of total revenues compared to fiscal 1996 is primarily due to the expansion of the Company's installed base demand from customers for increased storage capacity and the Company's periodic product enhancements. There can be no assurance, however, that the Company's product revenue will continue to increase in absolute dollar amounts or at the rate at which it has grown in recent fiscal years.

         The Company provides ongoing support and maintenance to its end user customers, distributors and OEMs generally under annual service agreements. Service revenue as a percentage of total revenues remained constant in fiscal 1997, 1996, and 1995 at 10%.

         The following table sets forth the Company's revenue by geographic area (in thousands):

Years Ended June 30,               1997                          1996                          1995
                         -----------------------       -----------------------       -----------------------
North America ....       $142,536             70%      $110,163             68%      $ 85,251             74%
Pacific Rim ......         31,759             16%        36,229             22%        21,390             18%
Europe ...........         28,191             14%        16,248             10%         8,984              8%
                         --------       --------       --------       --------       --------       --------
                         $202,486            100%      $162,640            100%      $115,625            100%
                         ========       ========       ========       ========       ========       ========

         Revenue from North America increased $32.4 million in fiscal 1997 as compared to fiscal 1996 and $24.9 million in fiscal 1996 as compared to fiscal 1995. Revenue from Pacific Rim decreased $4.5 million in fiscal 1997 as compared to fiscal 1996 and increased $14.8 million in fiscal 1996 as compared to fiscal 1995. The decrease in Pacific Rim revenue as a percentage of total revenue and in absolute dollars in fiscal 1997 as compared to fiscal 1996 was primarily due to the reorganization of a major OEM partner, a delay in the introduction of Auspex's model NS7000/700 NetServer by that partner in Japan and weakness in the Japanese economy.

         Sales of products and services to Intel accounted for 10%, 10% and 15% of total revenues for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. Sales to AOL accounted for 15% of total revenues for the fiscal year ended June 30, 1997. Additionally, sales to Fuji Xerox accounted for 13% of total revenues for the fiscal year ended June 30, 1996. No other customer accounted for 10% or more of total revenues for any of the three years in the period ended June 30, 1997. In addition to direct purchases from the Company, Intel or its affiliates have from time to time made significant purchases of the Company's products through indirect channels. Intel, AOL and Fuji Xerox are not obligated to purchase any minimum level of products from the Company. Accordingly, there can be no assurance that sales of products and services to Intel, AOL, and Fuji Xerox will not decline, either in absolute dollar amounts or as a percentage of total revenues, in future periods and that any such declines will not have a material adverse effect on the Company's results of operations.

GROSS MARGIN

        The Company's gross margin was 54%, 56% and 54% in fiscal 1997, 1996 and 1995, respectively. Costs of revenues include material costs, manufacturing and service overhead costs, installation and warranty expenses, obsolescence, the cost of spare parts and other related costs. The decrease in gross margins in fiscal 1997 as compared to fiscal 1996 was due to pricing on systems sales and lower margins on service. This was partially offset by a significant increase in software revenue. The improvement in margin in fiscal 1996 was attributable to engineering-related cost reductions in successive new product designs, increased production volumes, and improved manufacturing and service-related efficiencies.

OPERATING EXPENSES

        Marketing and sales expenses increased $10.4 million in fiscal 1997 as compared to fiscal 1996 and $9.6 million in fiscal 1996 as compared to fiscal 1995, and were 24%, 23% and 24% of total revenues in fiscal 1997, 1996 and 1995, respectively. The increase in absolute dollars is the result of additional headcount in the North American direct sales operations and the growth of direct sales operations of the Company's international subsidiaries.

        Research and development expenses, net of capitalized software development costs, increased $6.6 million in fiscal 1997 as compared to fiscal 1996 and $3.2 million in fiscal 1996 as compared to fiscal 1995, and represented 12%, 11% and 13% of total revenues in fiscal 1997, 1996 and 1995, respectively. The increase in net research and development expenses both in absolute dollars and as a percentage of total revenues in fiscal 1997 as compared to fiscal 1996 was due to the addition of employees and related project costs to support the Company's new product development efforts. The decrease in net research and development as a percent of total revenue in fiscal 1996 as compared to fiscal 1995 relates primarily to the increase in revenues. Software development expenses have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, under which the Company is required to capitalize software development costs after "technological feasibility" is established. In the fourth quarter of fiscal 1994, the Company initiated several software development projects which resulted in the capitalization of $0.7 million in fiscal 1995 and $0.3 million in fiscal 1996. No amounts were capitalized in fiscal 1997. The amount of capitalized software development costs in any given period may vary depending on the exact nature of the development performed. The Company believes that in order to remain competitive, it will need to continue to make substantial investments in new and enhanced products, and anticipates that research and development expenses will increase in both absolute amounts and as a percentage of total revenues from current levels.

        General and administrative expenses increased $0.2 million in fiscal 1997 as compared to fiscal 1996 and $1.9 million in fiscal 1996 as compared to fiscal 1995 and represented 4%, 5% and 5% of total revenues in fiscal 1997, 1996 and 1995, respectively. Although general and administrative expenses remained generally flat in absolute dollars in fiscal 1997 as compared to fiscal 1996, the Company anticipates that the cost of expanding infrastructure including new facilities will increase in fiscal 1998 to support the Company's growth.

        On June 30, 1997, the Company acquired all of the outstanding shares of Alphatronix, Inc. (Alphatronix), a market leader in the development and marketing of open-systems based storage management solutions for a total purchase price of $7.7 million. The acquisition was accounted for using the purchase method of accounting. A portion of the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value. The fair value of tangible assets acquired and liabilities assumed was $0.3 million and $0.3 million, respectively. In addition, $7.4 million of the purchase price was allocated to in-process research and development projects that had not reached technological feasibility and had no probable alternative future uses, which the Company expensed at the date of the acquisition as a one-time non-recurring charge. The remainder of the purchase price, $0.3 million, was allocated to goodwill and will be amortized over five years on a straight-line basis. See Note 3 of Notes to the Consolidated Financial Statements.

        Alphatronix's in-process R&D projects relate primarily to developing significant enhancements to the current product offering as well as introducing advanced new products. The incomplete projects include a new user interface, enterprise management support, a hierarchical storage management function, database journalizing, database insertion, differential dataset recovery, and on-demand restore ability. Given the uniqueness of the tasks and the technologies involved, alternative future uses for these projects, apart from the objectives and economies of the projects for which they are intended, do not exist.

        The Company believes that the efforts to complete the acquired in-process R&D projects will consist of internally-staffed engineering costs over the next one to two years. These costs are estimated to be approximately $3,000,000 to complete the R&D. There can be no assurance that the Company will succeed in making commercially viable products from the Alphatronix research and development.

OTHER INCOME

        Other income and expense resulted in income of $2.4 million, $1.8 million and $2.0 million in fiscal 1997, 1996 and 1995, respectively. Other income and expense includes interest income, interest expense and foreign exchange gains and losses. Interest income was $2.3 million, $1.8 million and $1.7 million in fiscal 1997, 1996 and 1995, respectively. The increase in interest income in fiscal 1997 as compared to fiscal 1996 primarily relates to an increase in the cash and short-term investments balances.

PROVISION FOR INCOME TAXES

         As of June 30, 1997, the Company had gross deferred tax assets of approximately $5.9 million. Management has determined, based on the Company's history of prior operating earnings and its expectations for future years, that the deferred tax asset is realizable. However, no assurances can be given that sufficient taxable income will be generated in future years for the utilization of the deferred tax asset.

        The provision for income taxes was approximately $10.9 million in fiscal 1997, $9.8 million in fiscal 1996, and $3.5 million in fiscal 1995, representing effective tax rates of approximately 45%, 33% and 22%, respectively. The increase in the effective tax rate in fiscal 1997 as compared to fiscal 1996 is attributable to the fact that the Company will not receive any tax benefits related to the write-off of in-process research and development expenses of approximately $7.4 million resulting from the acquisition of Alphatronix. Excluding the write-off of in-process research and development expenses which accounts for an increase of 10.5% in the effective tax rate in fiscal 1997, the Company's effective tax rate was 34.5%.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth selected unaudited quarterly financial information for the Company's last eight quarters. This unaudited information has been prepared on the same basis as the audited information and in management's opinion reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information for the periods presented. Based on the Company's operating history and factors that may cause fluctuations in the quarterly results, quarter-to-quarter comparisons should not be relied upon as indicators of future performance. Although the Company's revenues are not generally seasonal in nature, the Company has experienced decreases in first quarter revenue versus the preceding fourth quarter which is believed to result primarily from the capital asset purchase cycle of the Company's customers.

        The level of the Company's operating expenses is partially based on its expectations of future revenue. The Company's results of operations may be adversely affected if revenue does not materialize in a period as expected. Since expense levels are usually committed in advance of revenues and because only a small portion of expenses vary with revenue, the Company's net income may be impacted significantly by lower revenue. The Company's revenue increased each quarter in fiscal 1997 as compared to the equivalent quarter in the prior year. This increase was due principally to increased sales volume or higher average selling prices of the Company's products.

1997 SUMMARY BY QUARTER

(In thousands, except per share amounts)      First          Second         Third        Fourth           Year
                                            --------         -------       ---------    --------       --------
Net revenues                                 $43,012         $49,082       $55,602       $54,790       $202,486
Gross profit                                  23,912          26,645        30,458        28,463        109,478
Income before taxes                            6,620           7,603        10,057            82         24,362
Net income (loss)                              4,270           4,904         6,487       (2,241)         13,420
Net income (loss) per share                 $   0.17        $   0.19      $   0.25      $ (0.09)(1)    $   0.52(1)



1996 SUMMARY BY QUARTER

(In thousands, except per share amounts)      First          Second        Third         Fourth          Year
                                             -------        --------      --------      --------       --------
Net revenues                                 $33,536         $38,003       $43,333       $47,768       $162,640
Gross profit                                  18,294          21,166        24,202        27,012         90,674
Income before taxes                            5,276           6,996         8,046         9,279         29,597
Net income                                     3,535           4,687         5,391         6,217         19,830
Net income per share                         $  0.14        $   0.18      $   0.21      $   0.24       $   0.77


(1) Includes the costs associated with the acquisition of Alphatronix, Inc. in the fourth quarter of fiscal 1997. Exclusive of these acquisition costs, earnings per share for fiscal 1997 would have been $0.81.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The last two sentences in the sixth paragraph of the section entitled "The Company" in Part I, the first sentence in the fourth paragraph of the section entitled "Distribution" in Part I, the last sentence in the second paragraph of the section entitled "Operating Expenses" in Part II, the second sentence of the first paragraph of the section entitled "Provision for Income Taxes" in Part II, the third sentence of the second paragraph under the section entitled "Liquidity and Capital Resources" in Part II and the last sentence of the fourth paragraph under the section entitled "Liquidity and Capital Resources" in Part II contain forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. The Company may also make oral and written forward looking statements from time to time. Actual results may differ materially from those projected in any such forward looking statements due to a number of factors, including those set forth below. The Company undertakes no obligation to update such information.

         POTENTIAL SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS

         The Company's operating results may fluctuate significantly from quarter to quarter due to a combination of factors. These factors include the timing of orders, the timing of new product introductions by the Company or its competitors and the mix of distribution channels through which the Company's products are sold. The Company generally realizes higher gross margins on sales of systems to end users and on single system sales than on systems sold through distributors and OEMs and on multiple system sales. In addition, given the Company's focus on highly configured enterprise class systems, the loss or delay in a given quarter of a relatively limited number of system sales could adversely effect the Company's revenues. Historically, the Company has often recognized a substantial portion of its revenues in the last month of any given quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of revenues could cause significant variations in operating results from quarter to quarter.

         INTENSELY COMPETITIVE MARKET

         The market for the Company's products is intensely competitive. The Company experiences substantial competition, principally from Sun Microsystems, Hewlett-Packard Company and Silicon Graphics, Inc. Also, EMC Corporation has recently introduced proprietary products to provide network attached storage. In addition, smaller companies such as Network Appliance, Inc. have introduced products at the low end of the Company's target markets. Most of the Company's competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its products are competitive, price competition in the markets for the Company's products is intense. Any material reduction in the price of the Company's products without corresponding decreases in manufacturing costs and increases in unit volume would negatively affect gross margins which could in turn have a material adverse effect on the Company's business, financial condition and results of operations. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base, including additional processors, and memory and disk and tape drives. Increased competition for the Company's products that result in lower product sales could also adversely impact the Company's upgrade sales. In addition, decisions by customers not to increase capacity to their current systems could adversely impact the Company's revenues and results of operations. The Company's ability to maintain its competitive position will depend, among other factors, upon its success in anticipating industry trends, investing in product research and development, developing new products with improved price/performance characteristics and effectively managing the introduction of new products into targeted markets.

         DEPENDENCE ON KEY PERSONNEL

         Competition for employees with highly technical, management and other skills is intense in the computer industry and is particularly intense in the San Francisco Bay Area. The Company has in the past encountered some difficulties in fulfilling its hiring needs and retaining key employees in this employment market, and there can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future. The Company's failure to retain the services of key personnel or to attract additional qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations.

         SOFTWARE PRODUCT RISKS

         With the release of its DriveGuard(TM) and FastBackup(TM) software products along with current software products ServerGuard(TM) and DataGuard(TM), the Company now markets software products in addition to its line of network file servers. The Company also expects to release enhancements and new features for these products from time to time. Although the Company performs extensive testing prior to releasing software products, such products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments, any of which could result in a material adverse affect on the Company's business, financial condition and results of operations.

         NEW PRODUCTS

         New product introductions by the Company or its competitors carry the risk that customers could delay or cancel orders for existing products pending shipment of the new products. The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis. There can be no assurance that the Company will not experience difficulties that delay or prevent the successful development, introduction or marketing of these products and enhancements or that these new products and enhancements will adequately address market requirements and achieve market acceptance. Any delays in the launch or availability of new products could have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE ON ESTABLISHED STANDARDS

         The rapid emergence of new or alternate standards such as NT which replace or diminish the market acceptance of UNIX operating systems or NFS, on which the Company's products are currently based, could materially and adversely affect the Company's results of operations unless the Company is able to incorporate any such standards in the Company's products in a timely manner.

         DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

         For fiscal year 1997 and 1996, direct sales of products and services to Intel represented approximately 10% and 15%, respectively, of the Company's revenues. In addition to direct purchases from the Company, Intel or its affiliates have from time to time made significant purchases of the Company's products through indirect channels. Also in fiscal year 1997, direct sales of products and services to AOL represented approximately 15% of the Company's revenues. For fiscal year 1996, sales to Fuji Xerox, the Company's non-exclusive master value added distributor in Japan, represented approximately 13% of the Company's revenues. Intel, AOL and Fuji Xerox are not obligated to purchase any minimum level of products from the Company. A significant reduction in product sales to Intel, AOL or Fuji Xerox would materially and adversely affect the Company's business, financial condition and results of operations.

         DEPENDENCE ON CERTAIN SUPPLIERS

        Certain of the Company's products contain critical components supplied by a single or a limited number of third parties. While the Company has an inventory of these critical components, any significant or prolonged shortage of these components or the failure of the third party suppliers to maintain or enhance these components could materially adversely affect the Company's results of operations.

         RISKS OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

         During fiscal year 1997 and 1996, approximately 30% and 32%, respectively, of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business. There can be no assurance that the Company's Pacific Rim or European operations will continue to be successful. The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions as well as by risks such as trade restrictions, increases in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of who are entitled to carry products of the Company's competitors.

         INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS; PENDING LITIGATION

         The Company currently relies on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to protect its proprietary rights in its hardware and software products. The Company currently holds six United States patents and has filed applications for additional patents. The Company has also filed applications for counterpart patents in foreign countries, including Japan. There can be no assurance that the Company's present or future competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, there can be no assurance that the Company's patent applications will result in issued patents, or that the Company's issued patents will be upheld if challenged. Additionally, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company in the future with respect to current or future projects or that any such assertions may not require the Company to refrain from the sale of its products, enter into royalty arrangements or undertake costly litigation.

         The Company's adherence to industry standards with respect to its products limits the Company's opportunities to provide proprietary features which may be protected. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

         The Company is a defendant in various lawsuits and is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate dispositions of these claims will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash, cash equivalents and short-term investments increased $10.4 million as of June 30, 1997, compared to June 30, 1996, and increased $5.9 million as of June 30, 1996, compared to June 30, 1995. The Company generated approximately $28.6 million, $16.9 million and $9.4 million in cash from operating activities in fiscal 1997, 1996 and 1995, respectively. The increase of cash from operating activities in each year was due primarily to an increase in net income in each year.

        The Company's principal investing activities consisted in the purchase of property and equipment which were $16.4 million, $15.4 million and $8.1 million in fiscal 1997, 1996 and 1995, respectively. These expenditures were primarily for leasehold improvements, equipment for research and development, manufacturing test equipment, office equipment and spare parts to support customer service contracts. The Company currently anticipates capital expenditures of approximately $35 to $40 million in fiscal year 1998, primarily for leasehold improvements, engineering, manufacturing and office equipment and spare parts support. The Company also used cash of $7.5 million, $1.3 million and $2.9 million for short-term investments in fiscal 1997, 1996 and 1995, respectively.

         The Company's primary financing activities included proceeds from the sale of common stock pursuant to employee benefit plans of $4.1 million, $5.0 million and $1.7 million in fiscal 1997, 1996 and 1995, respectively. In addition, the Company made principal payments on capital leases of $0.1 million, $0.4 million and $0.6 million in fiscal 1997, 1996 and 1995, respectively.

         As of June 30, 1997, working capital was $105.4 million as compared with $90.9 million as of June 30, 1996. The Company anticipates that its current cash and short-term investment balances and expected cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements at least through fiscal 1998.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders currently scheduled for November 20, 1997, and the information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the directors of the Company is incorporated by reference to the information under the heading "Election of Directors " in the Registrant's Proxy Statement.

         Information regarding the executive officers of the Company is incorporated by reference to the section of Part I of this Annual Report on Form 10-K entitled "Item 1 - Business - Executive Officers of the Company".

         Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding the compensation of executive officers and directors of the Company is incorporated by reference to the information under the heading "Executive Compensation" and "Certain Transactions with Management" in the Registrant's Proxy Statement.

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

                                                                            Page
                                                                            ----
                  Report of Arthur Andersen LLP, Independent                 F-1
                  Public Accountants

                  Consolidated Statements of Operations for the
                  years ended June 30, 1997, 1996 and 1995                   F-2


                  Consolidated Balance Sheets as of June 30, 1997            F-3
                  and 1996

                  Consolidated Statements of Stockholders'                   F-4
                  Equity for the years ended June 30, 1997,
                  1996 and 1995
                  Consolidated Statements of Cash Flows for the
                  years ended June 30, 1997, 1996 and 1995                   F-5

                  Notes to Consolidated Financial Statements                 F-6


           2.     FINANCIAL STATEMENT SCHEDULES

                  The following consolidated financial statement schedules for each of the three years in the period ending June 30, 1997, 1996 and 1995 are submitted herewith:

                                                                              Page
                                                                              ----
                  Schedule II - Valuation and Qualifying Accounts              S-1
                  and Reserves

                  (All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.)

         3.     EXHIBITS

                The following exhibits are included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K):

                   Exhibit
                   Number                     Description
                   ------                     -----------
                  3.1(1)        Certificate of Incorporation of Registrant as
                                amended and restated to date.

                  3.21          By-laws of Registrant as amended to date.

                  10.1(1.2)     1988 Stock Option Plan and forms of Incentive
                                Stock Option Agreements and Nonstatutory Stock
                                Option Agreements, as amended to date.

                  10.2(1.2)     1993 Directors' Stock Option Plan and forms of
                                Option Agreements.

                  10.3(1.2)     1993 Employee Stock Purchase Plan and forms of
                                Agreements.

                  10.4(1.2)     401(k) Plan, as amended to date.

                  10.5(1.2)     Summary of Executive Bonus Program.

                  10.6(1.2)     Form of Directors' and Officers' Indemnification
                                Agreement.

                  10.7(1) Registration and Information Rights Agreement dated January 31, 1992.

                  10.8(1)       Lease Agreement between the Registrant and The
                                Prudential Insurance Company of America dated
                                October 20, 1992.

                  10.9(1.3)     OEM Agreement dated March 9, 1993 between the
                                Registrant and Fuji Xerox Company, Ltd.

                  10.10(1.3)    Distributor Agreement dated June 6, 1990 between
                                the Registrant and Nissho Electronics
                                Corporation.

                  10.11(1.3)    Agreement between the Registrant and Solectron
                                Corporation dated May 20, 1991, as amended on
                                November 18, 1992.

                  10.12(1)      U.S. OEM Discount Agreement between the
                                Registrant and Sun Microsystems, Inc. effective as of August 18, 1988, as amended by Addendum dated September 8, 1988 and Addendum dated
                                September 14, 1989.

                  10.13(1)      Source Code License between the Registrant and
                                Sun Microsystems, Inc. dated August 31, 1988, as amended on April 30, 1991, February 11, 1992 and
                                March 18, 1992.

                   Exhibit
                   Number                     Description
                   ------                     -----------
                  10.14(1)      NFS Software Agreement between the Registrant
                                and Sun Microsystems, Inc. dated September 29,
                                1988.

                  10.15(4.5)    Software Agreement between the Registrant and
                                AT&T Information Systems Inc. dated June 2,
                                1988, as amended by Supplement Number 1,
                                Supplement Number 2 dated August 5, 1988 and
                                Supplement Number 3 dated August 10, 1990, as
                                amended on June 28, 1993.

                  10.16(4.5)    Sublicensing Agreement between the Registrant
                                and AT&T Information Systems Inc. dated August
                                30, 1988, as amended on June 28, 1993.

                  10.17(1)      Software Agreement between the Registrant and
                                UNIX System Laboratories, Inc. dated April 29,
                                1992.

                  10.18(1) License Agreement with the Regents of the University of California dated June 9, 1988, as amended by Addendum dated October 21, 1988.

                  10.19(6.7)    Intel Corporation Purchase Agreement between
                                Intel Corporation and the Registrant dated March
                                22, 1994.

                  10.20(8) Warranty and Service Provider Agreement between the Registrant and AT&T Global Information
                                Systems dated April 15, 1994.

                  10.21(8)      SunSoft Technology License and Distribution
                                Agreement between the Registrant and SunSoft, Inc. dated December 17, 1993.

                  10.22(9)      Preferred Shares Rights Agreement between the
                                Registrant and The First National Bank of Boston as Rights Agent dated April 19, 1995.

                  10.23         Amendment No. 1 to Lease Agreement between the
                                Registrant and WHC-SIX Real Estate dated June 8,
                                1995.

                  10.24         Amendment No. 2 to Lease Agreement between the
                                Registrant and WHC-SIX Real Estate dated
                                February 28, 1996.

                  10.25         Interactive SPARC Software and Sublicensing
                                Agreement between Auspex Systems, Inc. and
                                Interactive systems Corporation, dated November
                                15, 1991.

                  10.26         Lease Agreement by and Between South Bay/San
                                Tomas Associates and Auspex Systems, Inc. dated
                                January 14, 1997.

                   Exhibit
                   Number                     Description
                   ------                     -----------
                  10.27         Lease Agreement by and Between South Bay/San
                                Tomas Associates and Auspex Systems, Inc. dated
                                January 14, 1997.

                  11.1          Calculation of earning per share.

                  21.1          Subsidiaries of Registrant

                  23.1          Consent of Arthur Andersen LLP, Independent
                                Public Accountants

                  25.1          Power of Attorney (See Page 30).

                  27.1          Financial Data Schedule

----------

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


(B)   REPORTS ON FORM 8-K:

         No report on Report Form 8-K was filed during the last quarter of the fiscal year ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AUSPEX SYSTEMS, INC.


Date:    September  26 , 1997          By: / s /  BRUCE N. MOORE
       ----------------------              ---------------------
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

                Signature                                      Title                                    Date
                ---------                                      -----                                    ----
/ s /  BRUCE N. MOORE                     President and Chief Executive Officer and         September 26, 1997
-----------------------------------       Director
   (Bruce N. Moore)


/ s /  KENT L. ROBERTSON                  Vice President of Finance and                     September 26, 1997
-----------------------------------       Chief Financial Officer
   (Kent L. Robertson)


/ s /  R. STEPHEN CHEHEYL                 Director                                          September 26, 1997
---------------------------
   (R. Stephen Cheheyl)


/ s /  W. FRANK KING                      Director                                          September 26, 1997
-----------------------------------
   (W. Frank King)


/ s /  DAVID F. MARQUARDT                 Director                                          September 26, 1997
---------------------------
   (David F. Marquardt)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Auspex Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Auspex Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auspex Systems, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(A) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           ARTHUR ANDERSEN LLP


                                          /s/ Arthur Andersen LLP

San Jose, California
July 28, 1997

                      CONSOLIDATED STATEMENTS OF OPERATIONS


YEARS ENDED                                         JUNE 30, 1997    JUNE 30, 1996   JUNE 30, 1995
                                                    ------------     -------------   -------------
(In thousands, except per share amounts)
Revenues
    Product revenue                                    $ 182,533       $ 146,913       $ 104,102
    Service revenue                                       19,953          15,727          11,523
                                                       ---------       ---------       ---------

         Total revenues                                  202,486         162,640         115,625
                                                       ---------       ---------       ---------

Cost of Revenues
    Cost of product revenue                               79,062          62,126          46,617
    Cost of service revenue                               13,946           9,840           6,833
                                                       ---------       ---------       ---------

         Total cost of revenues                           93,008          71,966          53,450
                                                       ---------       ---------       ---------
         Gross profit                                    109,478          90,674          62,175
                                                       ---------       ---------       ---------

Operating Expenses
     Marketing and sales                                  48,047          37,647          28,069
     Research and development                             24,449          17,843          14,621
     General and administrative                            7,672           7,431           5,567
     In-process research and development                   7,354             -               -
                                                       ---------       ---------       ---------
         Total operating expenses                         87,522          62,921          48,257
                                                       ---------       ---------       ---------
         Income from operations                           21,956          27,753          13,918
                                                       ---------       ---------       ---------
Other Income
     Interest income                                       2,265           1,813           1,746
     Interest expense                                        (20)            (81)            (55)
     Other income                                            161             112             303
                                                       ---------       ---------       ---------
         Total other income                                2,406           1,844           1,994
                                                       ---------       ---------       ---------
         Income before provision for income taxes         24,362          29,597          15,912
Provision for Income Taxes                                10,942           9,767           3,501
                                                       ---------       ---------       ---------
Net Income                                             $  13,420       $  19,830       $  12,411
                                                       =========       =========       =========
Net Income per Share                                   $    0.52       $    0.77       $    0.51
                                                       =========       =========       =========
Weighted Average Common Shares and Equivalents            25,658          25,702          24,371
                                                       =========       =========       =========




The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   JUNE 30, 1997  JUNE 30, 1996
                                                                   -------------  -------------
(In thousands, except share and per share amounts)
Current Assets:

    Cash and cash equivalents                                       $  25,056       $  22,169
    Short-term investments                                             35,830          28,349
    Trade receivables, net of allowances of $1,193 and $1,535,
        respectively                                                   43,130          37,848
    Inventories                                                        18,096          16,130
    Prepaid expenses and other                                         12,158          12,447
                                                                    ---------       ---------

        Total current assets                                          134,270         116,943
                                                                    ---------       ---------

Property and Equipment:

    Computer and manufacturing equipment                               37,893          27,850
    System spares                                                      17,465          13,107
    Furniture and fixtures                                              4,624           3,351
    Leasehold improvements                                              3,006           2,573
                                                                    ---------       ---------

                                                                       62,988          46,881
    Less --- accumulated depreciation and amortization                (42,952)        (31,304)
                                                                    ---------       ---------

        Total property and equipment, net                              20,036          15,577
                                                                    ---------       ---------

Other Assets                                                            2,846           3,324
                                                                    ---------       ---------

                Total  assets                                       $ 157,152       $ 135,844
                                                                    =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  JUNE 30, 1997   JUNE 30, 1996
                                                                                  -------------   -------------
Current Liabilities:

    Current portion of capital lease obligations                                    $      95       $     136
    Accounts payable                                                                    6,906           6,165
    Accrued liabilities                                                                12,280          12,712
    Income tax payable                                                                     64             440
    Deferred revenue                                                                    9,491           6,578
                                                                                    ---------       ---------

        Total current liabilities                                                      28,836          26,031

Stockholders' Equity:

    Common stock, $.001 par value --- 50,000,000 shares authorized; 25,004,965 and 24,527,188 shares issued, respectively;
      25,004,965 and 24,360,507 shares outstanding, respectively                           25              24
    Additional paid-in capital                                                         78,435          73,169
    Notes receivable from sale of common stock                                            -               (49)
    Retained earnings                                                                  50,261          36,841
    Unrealized loss from available for sale securities                                     (5)            -
    Cumulative translation adjustment                                                    (400)           (172)
                                                                                    ---------       ---------

        Total stockholders' equity                                                    128,316         109,813
                                                                                    ---------       ---------

                Total liabilities and stockholders' equity                          $ 157,152       $ 135,844
                                                                                    =========       =========



The accompanying notes are an integral part of these financial statements.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                 COMMON STOCK                ADDITIONAL
FOR THE THREE YEARS ENDED                -----------------------------        PAID-IN           NOTES             RETAINED
JUNE 30,1997                                SHARES           AMOUNT           CAPITAL         RECEIVABLE          EARNINGS
------------                                ------           ------           -------         ----------          --------
(In thousands, except share amounts)
BALANCE, JUNE 30,1994                     22,897,816       $        23      $    62,332             ($334)      $     4,600
Issuance of common stock
   to employees                              418,883               -              1,601               -                 -
Repayment of notes receivable                    -                 -                -                  67               -
Repurchase of previously exercised
   stock options                             (15,573)              -                 (4)              -                 -
Translation adjustment                           -                 -                -                 -                 -
Net income                                       -                 -                -                 -              12,411
                                         -----------       -----------      -----------       -----------       -----------

BALANCE, JUNE 30,1995                     23,301,126                23           63,929              (267)           17,011
Issuance of common stock
   to employees                            1,065,632                 1            4,829               -                 -
Repayment of notes receivable                    -                 -                -                 218               -
Repurchase of previously exercised
   stock options                              (6,251)              -                 (4)              -                 -
Tax benefits related to exercise of
  stock options                                  -                 -              4,415               -                 -
Translation adjustment                           -                 -                -                 -                 -
Net income                                       -                 -                -                 -              19,830
                                         -----------       -----------      -----------       -----------       -----------

BALANCE, JUNE 30,1996                     24,360,507                24           73,169               (49)           36,841
Issuance of common stock
   to employees                              652,859                 1            4,097               -                 -
Repayment of notes receivable                    -                 -                -                  49               -
Repurchase of previously exercised
   stock options                              (8,401)              -                (10)              -                 -
Tax benefits related to exercise of
  stock options                                  -                 -              1,179               -                 -
Unrealized loss on available for
  sale securities                                -                 -                -                 -                 -
Translation adjustment                           -                 -                -                 -                 -
Net income                                       -                 -                -                 -              13,420
                                         -----------       -----------      -----------       -----------       -----------

BALANCE, JUNE 30,1997                     25,004,965       $        25      $    78,435               -         $    50,261
                                         ===========       ===========      ===========       ===========       ===========


                                              UNREALIZED
                                               LOSS ON
                                              AVAILABLE          CUMULATIVE
FOR THE THREE YEARS ENDED                      FOR SALE          TRANSLATION
JUNE 30,1997                                  SECURITIES         ADJUSTMENT           TOTAL
------------                                  ----------         ----------           -----
(In thousands, except share amounts)

BALANCE, JUNE 30,1994                                 -         $         9       $    66,630
Issuance of common stock
   to employees                                       -                 -               1,601
Repayment of notes receivable                         -                 -                  67
Repurchase of previously exercised
   stock options                                      -                 -                  (4)
Translation adjustment                                -                  (6)               (6)
Net income                                            -                 -              12,411
                                              -----------       -----------       -----------

BALANCE, JUNE 30,1995                                 -                   3            80,699
Issuance of common stock
   to employees                                       -                 -               4,830
Repayment of notes receivable                         -                 -                 218
Repurchase of previously exercised
   stock options                                      -                 -                  (4)
Tax benefits related to exercise of
  stock options                                       -                 -               4,415
Translation adjustment                                -                (175)             (175)
Net income                                            -                 -              19,830
                                              -----------       -----------       -----------

BALANCE, JUNE 30,1996                         $       -                (172)          109,813
Issuance of common stock
   to employees                                       -                 -               4,098
Repayment of notes receivable                         -                 -                  49
Repurchase of previously exercised
   stock options                                      -                 -                 (10)
Tax benefits related to exercise of
  stock options                                       -                 -               1,179
Unrealized loss on available for
  sale securities                                      (5)              -                  (5)
Translation adjustment                                                 (228)             (228)
Net income                                            -                 -              13,420
                                              -----------       -----------       -----------

BALANCE, JUNE 30,1997                                 ($5)            ($400)      $   128,316
                                              ===========       ===========       ===========




The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED                                                                       JUNE 30, 1997   JUNE 30, 1996  JUNE 30, 1995
                                                                                  -------------   -------------  -------------
(In thousands)
Cash Flows from Operating Activities:

    Net income                                                                        $ 13,420       $ 19,830       $ 12,411
    Adjustments to reconcile net income
        to net cash provided by operating activities:
           Depreciation and amortization                                                12,435          8,885          8,030
           In-process research and development                                           7,354            -              -
           Changes in assets and liabilities:
               Increase in trade receivables                                            (5,282)       (10,295)       (10,628)
               (Increase) decrease in inventories                                       (1,966)         1,014         (4,513)
               (Increase) decrease in prepaid expenses and other                           289         (8,174)          (161)
               (Increase) decrease in other assets                                      (1,687)           579         (3,225)
               Increase (decrease) in accounts payable                                     741         (1,248)          (874)
               Increase (decrease) in accrued liabilities                                 (432)         5,343          1,576
               Increase (decrease) in income tax payable                                   803           (354)         5,185
               Increase in deferred revenue                                              2,913          1,285          1,647
                                                                                      --------       --------       --------

       Net cash provided by operating activities                                        28,588         16,865          9,448
                                                                                      --------       --------       --------

Cash Flows from Investing Activities:
    Purchases of held-to-maturity short-term investments                                   -          (37,818)       (44,228)
    Purchases of available-for-sale short-erm investments                              (38,220)           -              -
    Proceeds from maturities of held-to-maturity short-term investments                    -           30,858         41,348
    Proceeds from sales of held-to-maturity short-term investments                         -            4,591            -
    Proceeds from sales/maturities of available-for-sales short-term investments        30,734          1,048            -
    Payment for Alphatronix, Inc. acquisition, net of cash acquired                     (5,600)           -              -
    Purchases of property and equipment                                                (16,385)       (15,405)        (8,052)
                                                                                      --------       --------       --------

       Net cash used in investing activities                                           (29,471)       (16,726)       (10,932)
                                                                                      --------       --------       --------

Cash Flows from Financing Activities:
    Principal payments on capital lease obligations                                       (139)          (407)          (571)
    Proceeds from sale of common stock, net                                              4,147          5,048          1,668
    Repurchases of common stock                                                            (10)            (4)            (4)
                                                                                      --------       --------       --------

       Net cash provided by financing activities                                         3,998          4,637          1,093
                                                                                      --------       --------       --------

Effect of Exchange Rate Changes on Cash                                                   (228)          (175)            (6)
                                                                                      --------       --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents                                     2,887          4,601           (397)

Cash and Cash Equivalents, Beginning of Year                                            22,169         17,568         17,965
                                                                                      --------       --------       --------

Cash and Cash Equivalents, End of Year                                                $ 25,056       $ 22,169       $ 17,568
                                                                                      ========       ========       ========



The accompanying notes are an integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    ORGANIZATION:

Auspex Systems, Inc. (the "Company") was incorporated in 1987 in California and reincorporated in Delaware in 1991 to develop, manufacture, market, sell and support a line of high-performance UNIX multi-protocol network file/data servers for the technical workstation market. The Company's markets are principally in North America, Pacific Rim and Europe and include customers in the technical and commercial computing market. See Note 9 for information on revenues by geographic area.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATIONS The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, gains and losses resulting from the translation of the subsidiaries' financial statements are reported as a separate component of stockholders' equity.

REVENUE RECOGNITION Product revenue includes hardware sales and software license fees. Revenues from system sales to end users are generally recognized when the equipment has been shipped, installed and accepted by the end user. Revenues from system sales to distributors, integrators and OEMs, as well as product upgrades, are generally recognized when the equipment has been shipped. Revenues earned under software license agreements with end users are generally recognized when the software has been shipped and there are no significant obligations remaining. Service revenue includes installation, maintenance, and training and is recognized ratably over the contractual period or as the services are provided. Beginning with the first quarter of fiscal 1998, the Company will change its revenue recognition policy such that revenues from systems sales will generally be recognized when the equipment has been shipped. The reason for this change is to better conform its policies with industry practices.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS Substantially all cash equivalents consist of investments in certificates of deposits, money market deposits, and municipal bonds with original maturities of three months or less. Substantially all short-term investments consist of municipal bonds which the Company intends to hold between three and twelve months.

The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included in other income.

At June 30, 1997, the Company's available-for-sale securities had contractual maturities that expire at various dates through August 1998. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. At June 30, 1997 and 1996, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type are as follows (in thousands):

                                                       AMORTIZED       AGGREGATE          UNREALIZED
JUNE 30, 1997                                            COST          FAIR VALUE       GAINS (LOSSES)
-------------                                          ---------       ----------       --------------
Available-for-Sale Securities:
      Municipal bonds.......................            $ 48,653         $48,648             $ (5)
                                                        ========         =======             =====

June 30, 1996

Available-for-Sale Securities:
      Municipal bonds.......................             $ 35,137         $35,098            $ (39)
      Certificate of deposit................                   61              61               --
                                                         --------         -------            -----
Total investments in securities                          $ 35,198         $35,159             $(39)
                                                         ========         =======             ====

In fiscal year 1997, there were no significant gains or losses realized on the Company's cash equivalents or short-term investments. One available-for-sale security was sold in fiscal year 1996 with proceeds of $1,048,000, providing a realized gain of $1,000 (the realized gain was calculated using the `specific identification' method).

In the fourth quarter of fiscal 1996, upon the Company's re-evaluation of its investment portfolio, all of the Company's securities were re-classified from held-to-maturity to available-for-sale for SFAS No. 115 purposes. During fiscal 1996, the Company sold, prior to maturity, securities previously classified as held-to-maturity with an amortized cost aggregating $4,362,000. Total proceeds from these sales were $4,591,000, with total interest and realized gain of $229,000.

SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURES The Company acquired certain equipment under capital lease obligations at a cost of approximately $61,000 in fiscal 1995. No equipment was acquired during fiscal 1997 and 1996 under capital lease obligations. Cash paid for interest during fiscal 1997, 1996 and 1995 was approximately $20,000, $81,000 and $55,000, respectively. Cash paid for income taxes during fiscal 1997, 1996 and 1995 was approximately $6,052,000, $15,256,000 and $1,073,000, respectively. In fiscal 1997 and 1996, non-cash activity consisted of $1,179,000 and $4,415,000, respectively from tax benefits related to exercise of stock options.

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

INVENTORIES Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead. Inventories consisted of the following (in thousands):

                                           JUNE 30, 1997            JUNE 30, 1996
                                           -------------            -------------
Purchased materials...........                   $ 6,382                 $  4,366
Systems in process............                     7,885                    7,082
Finished goods................                     3,829                    4,682
                                                 -------                  -------
                                                 $18,096                  $16,130
                                                 =======                  =======

Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at June 30, 1997 and 1996. Due to competitive pressures, it is reasonably possible that these estimates could change in the near term.

Certain of the Company's products contain critical components supplied by a single or a limited number of third parties. The Company has an inventory of these critical components so as to ensure an available supply of products for its customers. Any significant shortage of these components or the failure of the third party suppliers to maintain or enhance these components could materially adversely affect the Company's results of operations.

PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Computer and manufacturing equipment           1.5 to 2 years
System spares                                  2 to 3 years
Furniture and fixtures                         3 years
Leasehold improvements                         Shorter of the lease
                                               term or estimated useful life

SOFTWARE DEVELOPMENT COSTS The Company capitalizes software development costs in compliance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of software development costs begins upon the determination of technological feasibility. The determination of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. Software development costs capitalized during fiscal 1996 and 1995 amounted to $274,000 and $729,000, respectively. No amounts were capitalized in fiscal 1997.

Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on an individual product basis and is the greater of the amount computed on a units-sold basis or straight-line basis over the estimated economic life of the product. Amortization of software development costs amounted to $411,000, $220,000, and $28,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

ACCRUED LIABILITIES Accrued liabilities consisted of the following (in thousands):

                                                JUNE 30, 1997                  JUNE 30, 1996
                                                -------------                  -------------
Payroll, bonus and vacation .......                 $   5,439                       $  6,066
Other..........................................         6,841                          6,646
                                                     --------                       --------
                                                     $ 12,280                       $ 12,712
                                                     ========                       ========

NET INCOME PER SHARE Net income per share is computed using the weighted average number of shares of common stock, and dilutive common equivalent shares from stock options using the treasury stock method. Fully diluted net income per share is substantially the same as primary net income per share.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which is required to be adopted by the Company in its second quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods presented. Under the new requirements for calculating net income per share, primary net income per share will be replaced with basic net income per share and fully diluted net income per share will be replaced with diluted net income per share. Under basic net income per share, the dilutive effect of stock options will be excluded. The calculation of basic net income per share for the years ended June 30, 1997, 1996, and 1995 results in $0.54, $0.84, and $0.54 per share, respectively. Diluted net income per share is substantially the same as the reported primary net income per share.

EMPLOYEE STOCK PLANS Effective, July, 1, 1996, the Company adopted Statement of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations to account for its employee stock option and stock purchase plans, and accordingly, does not recognize compensation expense. Note 7 of the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share for 1997 and 1996 as if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

NEW ACCOUNTING PRONOUNCEMENTS In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income as defined, includes all changes in equity during a period from nonowner sources. The Company is required to adopt SFAS No. 130 in its first quarter of fiscal 1999. At that time, reclassification of financial statements for earlier periods for comparative purposes is required. The Company does not expect the adoption of SFAS No. 130 to have a material effect on the consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. The Company is required to adopt SFAS No. 131 in fiscal 1999 and does not expect such adoption to have a material effect on the consolidated financial statements.

3.     ACQUISITION:

On June 30, 1997, the Company acquired all of the outstanding shares of Alphatronix, Inc. (Alphatronix), a market leader in the development and marketing of open-systems based storage management solutions for a total purchase price of $7.7 million. The acquisition was accounted for using the purchase method of accounting. A portion of the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value. The fair value of tangible assets acquired and liabilities assumed was $0.3 million and $0.3 million, respectively. In addition, $7.4 million of the purchase price was allocated to in-process research and development projects that had not reached technological feasibility and had no probable alternative future uses, which the Company expensed at the date of the acquisition as a one-time non-recurring charge. The remainder of the purchase price, $0.3 million, was allocated to goodwill and will be amortized over five years on a straight-line basis. Comparative proforma information has not been presented, as the results of operations for Alphatronix are not material to the Company's financial statements.

4.     LINE OF CREDIT:

In November 1996, the Company entered into a revolving line of credit agreement with a bank under which it can borrow up to $15,000,000. The line of credit bears interest at LIBOR plus 1.5% (7.3% at June 30, 1997) for increments in excess of $250,000 and at the bank's reference rate on all other borrowings (8.5% at June 30, 1997) and expires on October 31, 1997. At June 30, 1997 there were no borrowings outstanding under the line of credit agreement. The line of credit agreement contains certain financial covenants determined on a quarterly basis.

5.     COMMITMENTS AND CONTIGENCIES:

Facilities and equipment are leased under various capital and operating leases. Rent expense was approximately $3,197,000, $2,564,000 and $1,823,000, for fiscal 1997, 1996 and 1995, respectively. The Company did not enter into any new capital leases in fiscal 1997 and 1996. Also during 1997, the Company entered into lease agreements for four buildings under construction in Santa Clara, California. The leases for these facilities commence in March 1998 and expire in February 2010. In addition, the lease agreements contain three successive options to extend the lease terms for sixty months each.

As of June 30, 1997, future minimum lease payments under non-cancelable leases were as follows (in thousands):

                                                                                     CAPITAL       OPERATING
YEARS ENDING JUNE 30,                                                                 LEASES          LEASES
                                                                                      ------          ------
             1998 ......................................................                $ 50         $ 4,091
             1999 ......................................................                  46           5,431
             2000.......................................................                  --           5,263
             2001.......................................................                  --           5,119
             2002.......................................................                  --           4,941
             Thereafter.................................................                  --          40,959
                                                                                         ---        --------
Total minimum lease payments............................................                  96        $ 65,804
                                                                                                    ========
Less:  Amount representing interest (8%)................................                  (1)
                                                                                        ----
Present value of lease payments.........................................                $ 95
                                                                                        ====

         As of both June 30, 1997 and 1996, the cost of leased equipment was approximately $1,401,000 with accumulated amortization of $1,401,000 and $1,391,000, respectively.

         The Company is a defendant in various lawsuits and is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate dispositions of these claims will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

6.     CAPITAL STOCK:

During 1994, the Company repurchased approximately 600,000 shares of common stock for approximately $3.8 million. As of June 30, 1997, the Company has reserved the following shares of authorized but unissued common stock:

Stock option plan.............................                            5,830,352
Directors' stock option plan..................                              159,000
Employee stock purchase plan..................                              147,997
                                                                          ---------
                                                                          6,137,349
                                                                          =========

7.     STOCK OPTION AND STOCK PURCHASE PLANS:

The Company has two stock option plans, the 1988 Employee Stock Option Plan (1988 Plan) and the Directors' Stock Option Plan (Directors' Plan), and an employee stock purchase plan (The 1993 Employee Stock Purchase Plan). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                      1997            1996
                                               ------------     -----------
Net income:                 As Reported            $13,420         $19,830
                            Pro Forma               $6,165         $16,904

Earnings per share:         As Reported              $0.52           $0.77
                            Pro Forma                $0.24           $0.66

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.0 and 5.8; expected volatility of 69 and 66 percent; no expected dividends, and an expected life of 0.4 years beyond the vest date for each year's vesting increment of an option.

Since the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

In fiscal 1997, the Company offered its employees the option of exchanging and canceling stock options acquired from June 1995 through October 1996 for new options priced as of November 1, 1996. As a result, the Company canceled 1,933,592 options at prices ranging from $10.75 to $23.125 per share and reissued the same number of options at the then current fair market value of $10.25 per share. Employees who submitted their option grants for repricing had their vesting schedules amended by moving their vesting back three months or restarting the vesting as of the new grant date, depending on the date of the grant.

The Company may sell up to 800,000 shares of stock to its full-time employees under the 1993 Employee Stock Purchase Plan. The Company has sold 218,684, 146,175, and 222,646 shares in 1997, 1996 and 1995, respectively, and has sold 652,003 shares through June 30, 1997. The Company sells shares at 85% of the lower of the stock's closing market price on the first or last day of the six month offering period. The weighted average fair value of shares sold in 1997 and 1996, respectively, was $9.00 and $11.70.

The Company may grant up to 10,000,000 shares under the 1988 Plan. The Company has granted options on 8,178,225 shares (net of lapsed and terminated options) through June 30, 1997. The option exercise price is not less than 100% of the fair value of the shares on the date of grant, except that non-statutory options may be granted at 85% of such fair value. The 1988 Plan options are fully vested after five years and expire after ten years.

The Company may grant options for up to 175,000 shares under the Directors' Plan. The Company granted options on 152,000 shares through June 30, 1997. The options' exercise price equals the closing price of the stock on the day of the grant. The options are fully vested after four years and expire after ten years.

A summary of the status of the Company's two stock option plans at June 30, 1997, 1996 and 1995 incorporating changes during the years then ended is presented in the table and narrative below (share amounts in thousands):

                                                                      YEAR ENDED JUNE 30,
                                         ---------------------------------------------------------------------------------
                                                1997                         1996                        1995
                                               ----                         ----                        ----
                                                    WEIGHTED AVG.               WEIGHTED AVG.               WEIGHTED AVG.
                                        SHARES     EXERCISE PRICE     SHARES   EXERCISE PRICE    SHARES    EXERCISE PRICE
                                        ------     --------------     ------   --------------    ------    --------------
Outstanding at beginning of year          4,088       $10.56           3,914       $ 5.86          3,011      $ 4.11
Granted                                   3,574       $10.86           1,679       $16.83          1,572      $ 8.63
Exercised                                 (434)       $ 4.85           (918)       $ 3.28          (196)      $ 2.35
Cancelled                               (3,148)       $13.66           (587)       $ 8.47          (473)      $ 5.26
                                        -------                       ------                       -----
Outstanding at end of year                4,080       $ 9.07           4,088       $10.56          3,914      $ 5.86
                                          =====                        =====                       =====

Exercisable end of year                   1,145       $ 7.21           1,101       $ 5.31          1,531      $ 2.80
                                          =====                        =====                       =====

Weighted fair value per option granted   $ 3.50                       $ 8.46
                                         ======                       ======


                                                              JUNE 30, 1997
                         -------------------------------------------------------------------------------
                                     OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                         -------------------------------------------------------------------------------
                                      WEIGHTED AVERAGE      WEIGHTED                         WEIGHTED
   RANGE OF                               REMAINING          AVERAGE                          AVERAGE
EXERCISE PRICES            NUMBER           YEARS        EXERCISE PRICE      NUMBER       EXERCISE PRICE
---------------            ------           -----        --------------      ------       --------------
$.25 - $7.06                 817            6.30             $ 4.85            576           $  4.35
$7.13 - $9.88                561            8.49             $ 8.19            119           $  8.58
$10.25 - $10.25            1,844            9.35             $10.25            254            $10.25
$10.38- $12.75               830            8.66             $11.00            193            $10.77
$12.93 - $20.38               28            8.90             $14.66              3            $15.05
                        --------                                          --------
$.25 - $20.38              4,080            8.48             $ 9.07          1,145            $ 7.21

NOTES RECEIVABLE FROM EMPLOYEES The Company had received as consideration from certain officers of the Company promissory notes in connection with the exercise of stock options. These notes bore interest at rates between 5.57% and 6.69% and matured at various dates through April 1998. As of June 30, 1997, all outstanding notes were repaid.

STOCKHOLDER RIGHTS PLAN During 1995, the Company established a stock purchase rights plan (the Rights Plan), under which stockholders may be entitled to purchase stock in the Company, or in an acquirer of the Company at a discounted price in the event of certain efforts to acquire control of the Company. The rights expire on the earliest of (a) April 19, 2005, (b) exchange or redemption of the rights pursuant to the Rights Plan, or (c) consummation of a merger or consolidation.

8.     INCOME TAXES:

The provision for income taxes consisted of the following (in thousands):

  Years Ended June 30,                          1997             1996             1995
                                            --------         --------          -------
  Current:
       Federal                                $8,371          $10,319           $4,972
       State                                   1,297            1,739           1,365
                                             -------           ------          ------
                                               9,668           12,058            6,337
                                               -----           ------            -----
  Deferred (Prepaid):
       Federal                                 1,083          (2,039)          (2,281)
       State                                     191            (252)            (555)
                                             -------          ------           ------
                                               1,274          (2,291)          (2,836)
                                             -------           -----           ------
  Net tax provision                         $ 10,942           $9,767           $3,501
                                             =======            =====            =====


The provision for income taxes is reconciled with the Federal statutory rate as follows (in thousands):

Years Ended June 30,                                 1997            1996            1995
                                                   --------        --------        --------
Provision computed at federal statutory rate       $  8,526        $ 10,359        $  5,569
State taxes, net of federal tax benefit .....         1,078           1,487           1,059
Change in valuation allowance ...............            --              --          (2,261)
Research and development and other credits ..          (650)           (700)           (655)
In-process research and development write-off         2,180              --              --
FSC commission ..............................          (746)           (871)           (381)
Foreign taxes and other .....................           554            (508)            170
                                                   --------        --------        --------
Net tax provision ...........................      $ 10,942        $  9,767        $  3,501
                                                   ========        ========        ========
Net effective tax rate ......................            45%             33%             22%
                                                   ========        ========        ========


The components of the net deferred income tax asset are as follows (in thousands):

                                                                  JUNE 30, 1997  JUNE 30, 1996
                                                                  -------------  -------------
Depreciation and asset basis differences ......................      $ 1,739       $ 2,030
Accrued vacation ..............................................          728           629
Inventory reserve .............................................        1,806         2,041
Other reserves and accruals, not currently deductible for tax
     purposes .................................................        1,559         2,092
State taxes, not currently deductible for Federal tax purposes           409           386
Other .........................................................         (337)            7
                                                                     -------       -------
Net deferred income tax asset .................................      $ 5,904       $ 7,185
                                                                     =======       =======

9.     INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION:

The Company operates in a single industry segment, the design and manufacture of high-performance UNIX multi-protocol network file/data servers for the technical workstation market.

Export revenues consisted of the following (in thousands):

Years Ended June 30,                       1997          1996           1995
                                          -------       -------       -------
Pacific Rim ........................      $31,759       $36,229       $21,390
Europe .............................       28,191        16,248         8,984
Canada .............................        6,790         5,986         3,201
                                          -------       -------       -------
        Total export revenues ......      $66,740       $58,463       $33,575
                                          =======       =======       =======
        Percentage of total revenues           33%           36%           29%
                                          =======       =======       =======

One customer accounted for 10%, 10% and 15% of total revenues in fiscal 1997, 1996 and 1995, respectively. One other customer accounted for 15% of total revenues in fiscal 1997. Another customer accounted for 13% of total revenues in fiscal 1996. No other customers accounted for 10% or more of total revenues in these years.

                                   SCHEDULE II

                              AUSPEX SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               ADDITIONS      ADDITIONS
                                 BALANCE AT     CHARGED        CHARGED                    BALANCE AT
                                 BEGINNING        TO           AGAINST                       END
          DESCRIPTION            OF PERIOD      EXPENSE       REVENUES    DEDUCTIONS      OF PERIOD
          -----------            ---------      -------       --------    ----------      ---------
Accounts Receivable Allowances:

   Year ended June 30, 1995       $   438       $    30       $   318          $ --        $   786

   Year ended June 30, 1996           786            89         1,300          (640)         1,535

   Year ended June 30, 1997         1,535           109           582        (1,033)         1,193

                                EXHIBIT INDEX
                                -------------

                   Exhibit
                   Number                     Description
                   ------                     -----------
                  3.1(1)        Certificate of Incorporation of Registrant as
                                amended and restated to date.

                  3.21          By-laws of Registrant as amended to date.

                  10.1(1.2)     1988 Stock Option Plan and forms of Incentive
                                Stock Option Agreements and Nonstatutory Stock
                                Option Agreements, as amended to date.

                  10.2(1.2)     1993 Directors' Stock Option Plan and forms of
                                Option Agreements.

                  10.3(1.2)     1993 Employee Stock Purchase Plan and forms of
                                Agreements.

                  10.4(1.2)     401(k) Plan, as amended to date.

                  10.5(1.2)     Summary of Executive Bonus Program.

                  10.6(1.2)     Form of Directors' and Officers' Indemnification
                                Agreement.

                  10.7(1) Registration and Information Rights Agreement dated January 31, 1992.

                  10.8(1)       Lease Agreement between the Registrant and The
                                Prudential Insurance Company of America dated
                                October 20, 1992.

                  10.9(1.3)     OEM Agreement dated March 9, 1993 between the
                                Registrant and Fuji Xerox Company, Ltd.

                  10.10(1.3)    Distributor Agreement dated June 6, 1990 between
                                the Registrant and Nissho Electronics
                                Corporation.

                  10.11(1.3)    Agreement between the Registrant and Solectron
                                Corporation dated May 20, 1991, as amended on
                                November 18, 1992.

                  10.12(1)      U.S. OEM Discount Agreement between the
                                Registrant and Sun Microsystems, Inc. effective as of August 18, 1988, as amended by Addendum dated September 8, 1988 and Addendum dated
                                September 14, 1989.

                  10.13(1)      Source Code License between the Registrant and
                                Sun Microsystems, Inc. dated August 31, 1988, as amended on April 30, 1991, February 11, 1992 and
                                March 18, 1992.

                   Exhibit
                   Number                     Description
                   ------                     -----------
                  10.14(1)      NFS Software Agreement between the Registrant
                                and Sun Microsystems, Inc. dated September 29,
                                1988.

                  10.15(4.5)    Software Agreement between the Registrant and
                                AT&T Information Systems Inc. dated June 2,
                                1988, as amended by Supplement Number 1,
                                Supplement Number 2 dated August 5, 1988 and
                                Supplement Number 3 dated August 10, 1990, as
                                amended on June 28, 1993.

                  10.16(4.5)    Sublicensing Agreement between the Registrant
                                and AT&T Information Systems Inc. dated August
                                30, 1988, as amended on June 28, 1993.

                  10.17(1)      Software Agreement between the Registrant and
                                UNIX System Laboratories, Inc. dated April 29,
                                1992.

                  10.18(1) License Agreement with the Regents of the University of California dated June 9, 1988, as amended by Addendum dated October 21, 1988.

                  10.19(6.7)    Intel Corporation Purchase Agreement between
                                Intel Corporation and the Registrant dated March
                                22, 1994.

                  10.20(8) Warranty and Service Provider Agreement between the Registrant and AT&T Global Information
                                Systems dated April 15, 1994.

                  10.21(8)      SunSoft Technology License and Distribution
                                Agreement between the Registrant and SunSoft, Inc. dated December 17, 1993.

                  10.22(9)      Preferred Shares Rights Agreement between the
                                Registrant and The First National Bank of Boston as Rights Agent dated April 19, 1995.

                  10.23(8)      Amendment No. 1 to Lease Agreement between the
                                Registrant and WHC-SIX Real Estate dated June 8,
                                1995.

                  10.24(8)      Amendment No. 2 to Lease Agreement between the
                                Registrant and WHC-SIX Real Estate dated
                                February 28, 1996.

                  10.25(8)      Interactive SPARC Software and Sublicensing
                                Agreement between Auspex Systems, Inc. and
                                Interactive systems Corporation, dated November
                                15, 1991.

                  10.26         Lease Agreement by and Between South Bay/San
                                Tomas Associates and Auspex Systems, Inc. dated
                                January 14, 1997.

                   Exhibit
                   Number                     Description
                   ------                     -----------
                  10.27         Lease Agreement by and Between South Bay/San
                                Tomas Associates and Auspex Systems, Inc. dated
                                January 14, 1997.

                  11.1          Calculation of earning per share.

                  21.1          Subsidiaries of Registrant

                  23.1          Consent of Arthur Andersen LLP, Independent
                                Public Accountants

                  25.1          Power of Attorney (See Page 30).

                  27.1          Financial Data Schedule

----------

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