Form 10-K/A
period 1997-06-30
AUSPEX SYSTEMS INC
filed 1997-10-01
CIK 860749

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                                Amendment No. 1


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

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                               PAGE
                                                                               ----
PART I   ....................................................................... 4

         ITEM 1.   BUSINESS....................................................  4

                   The Company.................................................  4
                   Products....................................................  5
                   Markets and Customers.......................................  7
                   Distribution................................................  7
                   Customer Service and Support................................  8
                   Manufacturing...............................................  9
                   Research and Development....................................  9
                   Competition................................................. 10
                   Intellectual Property and Licenses.......................... 11
                   Employees................................................... 11
                   Executive Officers of the Company........................... 12





PART IV   ...................................................................... 14

         ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                     ON FORM 8-K................................................ 14

                (A)  3.  EXHIBITS............................................... 15

SIGNATURES...................................................................... 18


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

         Mr. R. Stephen Cheheyl has served as a Director of the Company since April 1995. From October 1994 until he retired in December 1995, Mr. Cheheyl served as an Executive Vice President of Bay Networks, Inc. which was formed through the merger of Wellfleet Communications, Inc. ("Wellfleet") and Synoptics Communications Inc. From December 1990 to October 1994, Mr. Cheheyl served as Senior Vice President of Finance and Administration at Wellfleet. He also serves as a director of Infinium Software, Inc., ON Technology Corporation and Sapient Corporation

         Dr. W. Frank King has served as a Director of the Company since October 1994. Dr. King has served as President, Chief Executive Officer and a Director of PSW Technologies, Inc., a software services firm that provides high value solutions to technology vendors and business end-users by mastering and applying critical emerging technologies, since October 1996. From 1992 to October 1996, Dr. King served as President of Pencom Software, a division of Pencom Systems, Inc. From 1988 to 1992, Dr. King was Senior Vice President of the Software Business group of Lotus, a software publishing company. Prior to joining Lotus, Dr. King was with IBM, a technology company, for 19 years, where his last position was Vice President of Development for the Personal Computing Division. Dr. King earned a doctorate in electrical engineering from Princeton University, a master's degree in electrical engineering from Stanford University, and a bachelor's degree in electrical engineering from the University of Florida. He serves on the Boards of Directors of State of the Art, Inc., Excalibur Technologies Corporation, SystemSoft, and Natural Microsystems, Inc.

         Mr. David F. Marquardt has served as a Director of the Company since April 1989. Since August 1995, Mr. Marquardt has been a general partner at August Capital which is a private venture capital partnership. Since August 1980, Mr. Marquardt has been a general partner of various Technology Venture Investors entities which are private venture capital limited partnerships. Mr. Marquardt is also a Director of Microsoft Corporation, Farallon Communication, Inc., Visioneer, Inc., and several privately held companies.

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

                  10.26(10)     Lease Agreement by and Between South Bay/San
                                Tomas Associates and Auspex Systems, Inc. dated
                                January 14, 1997.

                   Exhibit
                   Number                     Description
                   ------                     -----------
                  10.27(10)     Lease Agreement by and Between South Bay/San
                                Tomas Associates and Auspex Systems, Inc. dated
                                January 14, 1997.

                  11.1(10)      Calculation of earning per share.

                  21.1(10)      Subsidiaries of Registrant

                  23.1(10)      Consent of Arthur Andersen LLP, Independent
                                Public Accountants

                  25.1(10)      Power of Attorney (See Page 30).

                  27.1(10)      Financial Data Schedule

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

(10) Incorporated by reference to exhibits filed in connection with Registrant's Form 10-K for the fiscal year ended June 30, 1997 (File No. 0-21432), which was filed on September 24, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AUSPEX SYSTEMS, INC.


Date:    September  30 , 1997          By: / s / KENT L. ROBERTSON
       ----------------------              ----------------------------------
                                           Kent L. Robertson, Vice President
                                           of Finance and Chief Financial
                                           Officer