Form 10-Q
period 1997-09-30
AUSPEX SYSTEMS INC
filed 1997-11-13
CIK 860749

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

                For the quarterly period ended September 30, 1997

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS.

                                    YES  [X]
                                    NO   [ ]

NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF OCTOBER 31, 1997: 25,121,871.

--------------------------------------------------------------------------------
FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX


                                                                         PAGE
  PART I.  FINANCIAL INFORMATION                                        NUMBER

  ITEM 1.

            Condensed Consolidated Balance Sheets                          1

            Condensed Consolidated Statements of Operations                2

            Condensed Consolidated Statements of Cash Flows                3

            Notes to Unaudited Consolidated Financial Statements         4-5

  ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        6-9


  PART II.  OTHER INFORMATION

  ITEM 5.  Other Information                                               10

  ITEM 6.  Exhibits and Reports on Form 8-K                                10

  SIGNATURES                                                               10

  EXHIBIT INDEX                                                            11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              AUSPEX SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                            SEPTEMBER 30, 1997    JUNE 30, 1997
                                            ------------------    -------------
(IN THOUSANDS)                                 (UNAUDITED)

Current Assets:

    Cash and cash equivalents                    $ 32,404            $ 25,056
    Short-term investments                         31,811              35,830
    Trade receivables, net                         36,774              43,130
    Inventories, net                               24,869              18,096
    Prepaid expenses and other                     11,274              12,158
                                                 --------             -------
        Total current assets                      137,132             134,270

Property and Equipment, net                        20,723              20,036

Other Assets                                        2,615               2,846
                                                 --------             -------

                Total  assets                    $160,470            $157,152
                                                 ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             SEPTEMBER 30, 1997   JUNE 30, 1997
Current Liabilities:                         ------------------   -------------

    Current portion of capital
       lease obligations                         $     80            $     95
    Accounts payable                                8,765               6,906
    Accrued liabilities                            11,990              12,280
    Income tax payable                                564                  64
    Deferred revenue                                8,552               9,491
                                                 --------             -------

        Total current liabilities                  29,951              28,836

Stockholders' Equity                              130,519             128,316
                                                 --------             -------

                Total liabilities and
                  stockholders' equity           $160,470            $157,152
                                                 ========            ========

See notes to condensed consolidated financial statements

                              AUSPEX SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    SEPTEMBER 30,  SEPTEMBER 30,
THREE MONTHS ENDED                                      1997           1996
                                                    -------------  ------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            (UNAUDITED)    (UNAUDITED)

Revenues:

    Product revenue                                    $42,720      $38,469
    Service revenue                                      5,868        4,543
                                                       -------      -------

         Total revenues                                 48,588       43,012
                                                       -------      -------

Cost of Revenues:

    Cost of product revenue                             19,277       16,019
    Cost of service revenue                              4,049        3,081
                                                       -------      -------
         Total cost of revenues                         23,326       19,100
                                                       -------      -------
         Gross profit                                   25,262       23,912
                                                       -------      -------
Operating Expenses:

     Selling, general and administrative                15,660       12,622
     Research and development                            7,254        5,166
                                                       -------      -------
         Total operating expenses                       22,914       17,788

         Income from operations                          2,348        6,124

Other Income, net                                          408          496
                                                       -------      -------
         Income before provision for income taxes        2,756        6,620

Provision for income taxes                                 965        2,350
                                                       -------      -------
Net Income                                             $ 1,791      $ 4,270
                                                       =======      =======
Net Income per Share                                   $  0.07      $  0.17
                                                       =======      =======
Weighted average Common Shares and Equivalents          25,642       25,582
                                                       =======      =======


See notes to condensed consolidated financial statements

                              AUSPEX SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  SEPTEMBER 30,     SEPTEMBER 30,
THREE MONTHS ENDED                                                                     1997            1996
                                                                                    ----------      ----------
(IN THOUSANDS)                                                                      (UNAUDITED)     (UNAUDITED)
Cash flows from Operating Activities:
    Net income                                                                       $  1,791       $  4,270
    Adjustments to reconcile net income
        to net cash provided by operating activities:
           Depreciation and amortization                                                3,389          2,918
           Changes in assets and liabilities:
               Decrease in trade receivables                                            6,356            691
               Increase in inventories                                                 (6,773)        (1,034)
               Decrease in prepaid expenses and other                                     884          1,009
               Increase (decrease) in accounts payable                                  1,859           (624)
               Decrease in accrued liabilities                                           (290)        (2,626)
               Increase (decrease) in income tax payable                                  500           (344)
               Increase (decrease) in deferred revenue                                   (939)         1,186
                                                                                     --------        -------

       Net cash provided by operating activities                                        6,777          5,446
                                                                                     --------        -------
Cash Flows from Investing Activities:
    Purchases of available-for-sale short-term investments                             (8,767)       (12,068)
    Proceeds from sales/maturities of available-for-sale short-term investments        12,829         12,328
    Purchases of property and equipment                                                (3,937)        (2,416)
    Decrease in other assets                                                               92             85
                                                                                     --------        -------
       Net cash used in investing activities                                              217         (2,071)
                                                                                     --------        -------
Cash Flows from Financing Activities:
    Principal payments on capital lease obligations                                       (15)           (39)
    Proceeds from sale of common stock, net                                               527            783
                                                                                     --------        -------
       Net cash provided by financing activities                                          512            744
                                                                                     --------        -------
Effect of Exchange Rate Changes on Cash                                                  (158)             5
                                                                                     --------        -------
Net Increase in Cash and Cash Equivalents                                               7,348          4,124
Cash and cash equivalents, beginning of period                                         25,056         22,169
                                                                                     --------        -------
Cash and Cash Equivalents, End of Period                                             $ 32,404       $ 26,293
                                                                                     ========       ========


See notes to condensed consolidated financial statements

                      AUSPEX SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            The accompanying interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report to Stockholders.

1.          BASIS OF PRESENTATION

            The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of the dates and results of operations for the periods indicated.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Additionally, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. While management makes its best effort to achieve its estimates, actual results could differ from estimates.

            The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1998. (See "Factors That May Affect Future Operating Performance" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

2.          CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

            Substantially all cash equivalents consist of investments in certificates of deposit, money market deposits, and municipal bonds with original maturities of three months or less. Substantially all short-term investments consist of municipal bonds which the Company intends to hold between three and twelve months.

3.          REVENUE RECOGNITION

            Product revenue includes hardware sales and software license fees. Effective July 1, 1997, the Company changed its revenue recognition policy on system sales to end users such that revenues from system sales are generally recognized upon shipment. Previously, the Company generally recognized system sales to end users when the equipment had been shipped, installed and accepted by the end user. The reason for this change was to better conform the Company's policy with industry practices. The installation of the Company's systems is not considered a significant obligation and acceptance by the customer is not considered a significant uncertainty. As of June 30, 1997, the cost of systems that had been shipped to customers but that were not recognized as revenue pending installation and acceptance was approximately $1.5 million. Revenues from upgrade sales are generally recognized at the time the equipment is shipped. Provisions for product sales returns and allowances are recorded in the same period as the related revenue. Revenues earned under software license agreements with end users are generally recognized when the software has been shipped and there are no significant obligations remaining.

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

            In February 1997, the Financial Accounting Standards Board issued the Statement on Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Under basic earnings per share, the dilutive effect of stock options will be excluded. Under SFAS 128, basic earnings per share for the first quarters ended September 30, 1997 and 1996 would have been $0.07 and $0.17 per share, respectively. Diluted net earnings per share is substantially the same as the current primary net earnings per share.

5.          INVENTORIES

            Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Finished goods inventories include systems shipped to customers and awaiting acceptance. Inventories consist of the following:

(In thousands)
                             September 30, 1997  June 30, 1997
                             ------------------  -------------
Purchased materials               $14,886            $ 6,382
Systems in process                  8,055              7,885
Finished goods                      1,928              3,829
                                  -------            -------
     Total inventories            $24,869            $18,096
                                  =======            =======

Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at September 30, 1997 and June 30, 1997.

Certain of the Company's products contain critical components supplied by a single or limited number of third parties. The Company has an inventory of these critical components so as to ensure an available supply of products for its customers. Any significant shortage of these components or the failure of the third party suppliers to maintain or enhance these components could materially adversely affect the Company's results of operations.

6.          REPORTING COMPREHENSIVE INCOME

            In July 1997, the Financial Accounting Standards Board issued the Statement on Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which is effective for fiscal years ending after December 15, 1997. The adoption is not expected to have a material effect on the financial statements.

                              AUSPEX SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

            Total revenues for the first quarter of fiscal 1998, ended September 30, 1997, were $48.6 million, an increase of 13% over total revenues of $43.0 million in the first quarter of fiscal 1997.

            Product revenues for the first quarter of fiscal 1998 were $42.7 million or 88% of total revenues. Revenues from system sales accounted for 49% of product revenues during the first quarter of fiscal 1998 and 48% for the first quarter of fiscal 1997, while revenues from upgrades, add-on options and software license agreements comprised 51% of product revenues during the first quarter of fiscal 1998 and 52% for the first quarter of fiscal 1997. Service revenues for the first quarter of fiscal 1998 were $5.9 million or 12% of total revenues compared to 11% in the first quarter of fiscal 1997. Geographically, North America accounted for 66% and 62% of total revenues in the first quarters of fiscal 1998 and 1997, respectively, the Pacific Rim accounted for 18% and 24% in the first quarters of fiscal 1998 and 1997, respectively, and Europe accounted for 16% and 14% in the first quarters of fiscal 1998 and 1997, respectively. The increased revenues in North America primarily relate to increased system shipments and higher average selling prices on the Company's highly configured enterprise class systems. The decrease in revenues from the Pacific Rim during the first quarter of fiscal 1998 was attributable to weakness in the Japanese economy and to the continuing effects of a reorganization of a major OEM partner.

            Gross margin was 52% of net revenues in the first quarter of fiscal 1998 as compared with 56% in the first quarter of fiscal 1997. Product gross margin decreased to 55% in the first quarter of fiscal 1998 from 58% in the first quarter of fiscal 1997. The decline in margin relates to lower gross margins on product upgrade sales as a result of lower average selling prices on disk drives.

            Selling, general and administrative expenses during the first quarter of fiscal 1998 totaled $15.7 million, an increase of 24% from $12.6 million in the corresponding period of the prior fiscal year, and comprised 32% and 29% of total revenues, respectively. The increase in absolute dollars and as a percentage of revenues primarily relates to increased staffing in direct sales operations and facilities' costs to support the Company's growth.

            Research and development expenses incurred during the first quarter of fiscal 1998 were $7.3 million, an increase of 40% from $5.2 million in the corresponding period of the prior fiscal year, and comprised 15% and 12% of total revenues, respectively. The increase in absolute dollars and as a percentage of revenues primarily relates to new product development efforts and the Company's new research and development facility as a result of the Alphatronix, Inc. acquisition (See the Company's 1997 Form 10-K for a discussion on Alphatronix acquisition).

            Income from operations for the first quarter of fiscal 1998 was $2.3 million, a decrease of 62% from $6.1 million in the first quarter of fiscal 1997. Income from operations was 5% and 14% of total revenues for the quarters ended September 30, 1997 and 1996, respectively. The decline in operating profits relates to a decrease in margin contribution and an increase in operating expenses reflecting the Company's investment across the organization in support of new products and technologies for the UNIX and NT markets.

            The Company's tax rate for the first quarter of fiscal 1998 was 35.0% as compared with 35.5% in the first quarter of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

            For the three months ended September 30, 1997, the Company's cash, cash equivalents and short-term investments increased by $3.3 million to $64.2 million. The Company's working capital increased during the first three months ended September 30, 1997 by $1.8 million to $107.2 million.

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

            POTENTIAL SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS

            The Company's operating results may fluctuate significantly from quarter to quarter due to a combination of factors. These factors include the timing of orders, the timing of new product introductions by the Company or its competitors and the mix of distribution channels through which the Company's products are sold. The Company generally realizes higher gross margins on sales of systems to end users and on single system sales than on systems sold through distributors and OEMs and on multiple system sales. In addition, given the Company's focus on highly configured enterprise class systems, the loss or delay in a given quarter of a relatively limited number of system sales could adversely affect the Company's revenues. Historically, the Company has often recognized a substantial portion of its revenues in the last month of any given quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of revenues could cause significant variations in operating results from quarter to quarter.

            INTENSELY COMPETITIVE MARKET

            The market for the Company's products is intensely competitive. The Company experiences substantial competition, principally from Sun Microsystems, Hewlett-Packard Company and Silicon Graphics, Inc., among others. Some companies have introduced proprietary products to provide network attached storage. In addition, several companies have introduced products at the low end of the Company's target markets. Most of the Company's competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its products are competitive, price competition in the markets for the Company's products is intense. Any material reduction in the price of the Company's products without corresponding decreases in manufacturing costs or increases in unit volume would negatively affect gross margins, which could in turn have a materially adverse effect on the Company's business, financial condition and results of operations. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base, including additional processors, memory and disk drives. Increased competition for the Company's products that results in lower product sales could also adversely impact the Company's upgrades sales. In addition, decisions by customers not to increase the capacity of their current systems could adversely impact the Company's revenues and results of operations. The Company's ability to maintain its competitive position will depend upon, among other factors, its success in anticipating industry trends, investing in product research and development, developing new products with improved price/performance characteristics and effectively managing the introduction of new products into targeted markets.

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

            SOFTWARE PRODUCT RISKS

            With the release of its DriveGuard(TM) and FastBackup(TM) software products, along with current software products, ServerGuard(TM) and DataGuard(TM), the Company now markets software products in addition to its line of network file servers. The Company also expects to release enhancements and new features for these products from time to time. Although the Company performs extensive testing prior to releasing software products, such products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments, any of which could result in a materially adverse effect on the Company's business, financial condition and results of operations.

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

            DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

            For the first three months of fiscal years 1998 and 1997, direct sales of products and services to Intel Corporation ("Intel") represented approximately 19% and 7%, respectively, of the Company's revenues. In addition to direct purchases from the Company, Intel or its affiliates have from time to time made significant purchases of the Company's products through channels. A significant reduction in product sales to Intel could adversely affect the Company's business, financial condition and results of operations.

            DEPENDENCE ON CERTAIN SUPPLIERS

            Certain of the Company's products contain critical components supplied by a single or limited number of third parties. While the Company has an inventory of these critical components, any significant or prolonged shortage of these components or the failure of the third party suppliers to maintain or enhance these components could materially adversely affect the Company's results of operations.

            EXCESS OR OBSOLETE INVENTORY

            Managing the Company's inventory of components and finished products is a complex task. A number of factors -- including the need to maintain a significant inventory of certain components which are in short supply or which must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedule -- may result in the Company maintaining excess inventory. Other factors -- including changes in market demand and technology -- may cause inventory to become obsolete. Any excess or obsolete inventory could result in price reductions and/or inventory write-downs, which in turn could adversely affect the Company and its results of operations.

            RISK OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKETS RISKS

            During the first three months of fiscal years 1998 and 1997, approximately 34% and 38%, respectively, of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business. However, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful. The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, the Company experienced a decrease in revenues from the Pacific Rim during the first quarter of fiscal 1998 due to a weakness in the Japanese economy and the continuing effects of a reorganization of a major OEM partner. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. Dollars, and most of its foreign sales are transacted in U.S. Dollars. An increase in the value of the U.S. Dollar relative to foreign currencies could make the Company's products sold internationally less competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. The Company's international business may further be affected by risks such as trade restrictions, increases in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of whom are entitled to carry products of the Company's competitors.

            STOCK MARKET FLUCTUATIONS

            In recent years, the stock market in general, and the market for technology stocks in particular, including the Company's Common Stock, have experienced extreme price fluctuations. The market price of the Company's Common Stock may be significantly affected by various factors such as quarterly variations in the Company's operating results, changes in revenue growth rates for the Company as a whole or for specific geographic areas or products, changes in earnings estimates by market analysts, the announcements of new products or product enhancements by the Company or its competitors, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future.

            INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS; PENDING LITIGATION

            The Company currently relies on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to protect its proprietary rights in its hardware and software products. The Company currently holds six U.S. patents and has filed applications for additional patents. The Company also has filed applications for counterpart patents in foreign countries, including Japan. There can be no assurance that the Company's present or future competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, there can be no assurance that the Company's patent applications will result in issued patents, or that the Company's issued patents will be upheld if challenged. Additionally, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company in the future with respect to current or future projects or that any such assertions may not require the Company to refrain from the sale of its products, enter into royalty arrangements or undertake costly litigation.

            The Company's adherence to industry standards with respect to its products limits the Company's opportunities to provide proprietary features which may be protected. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

PART II.    OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a. Exhibits

               27 Financial Data Schedule.


            b. Report on Form 8-K

               No report on Form 8-K was filed during the current period.


SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         AUSPEX SYSTEMS, INC.



DATE  November 13, 1997                  /s/  KENT L. ROBERTSON
      -----------------                  --------------------------------------
                                                   Kent L. Robertson
                                         Vice President of Finance and Chief
                                                  Financial Officer
                                           (Principal Financial Officer)

                              AUSPEX SYSTEMS, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                              Sequentially
Exhibit #     Description                     Numbered Page
---------     -----------                     -------------

   27            Financial Data Schedule