Form 10-Q
period 1997-12-31
AUSPEX SYSTEMS INC
filed 1998-02-12
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                         Commission file number: 0-21432

                              AUSPEX SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                93-0963760
         (STATE OF INCORPORATION)                      (I.R.S. EMPLOYER
                                                     IDENTIFICATION NO.)

         2300 CENTRAL EXPRESSWAY
             SANTA CLARA, CA                                 95050
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

      5200 GREAT AMERICA PARKWAY
             SANTA CLARA, CA                                 95054
(FORMER ADDRESS, CHANGED SINCE LAST REPORT)                (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER:                     (408) 566-2000

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS.

                         YES  [X]     NO   [ ]

NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF FEBRUARY 2, 1998: 25,319,882.

--------------------------------------------------------------------------------
FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX


                                                                                PAGE
        PART I.  FINANCIAL INFORMATION                                         NUMBER

        ITEM 1.

                  Condensed Consolidated Balance Sheets                            1

                  Condensed Consolidated Statements of Operations                  2

                  Condensed Consolidated Statements of Cash Flows                  3

                  Notes to Unaudited Consolidated Financial Statements           4-5

        ITEM 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                         6-10


        PART II.  OTHER INFORMATION

        ITEM 4.  Submission of Matters to a Vote of Security Holders              11

        ITEM 5.  Other Information                                                12

        ITEM 6.  Exhibits and Reports on Form 8-K                                 12

        SIGNATURES                                                                12

        EXHIBIT INDEX                                                             13

PART I. FINANCIAL INFORMATION
Item 1. Financial statements


                              AUSPEX SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                          December 31, 1997   June 30, 1997
                                                          -----------------   -------------
(In thousands)                                               (Unaudited)
Current Assets:

    Cash and cash equivalents                                  $ 35,678          $ 25,056
    Short-term investments                                       29,505            35,830
    Trade receivables, net                                       38,860            43,130
    Inventories                                                  14,707            18,096
    Prepaid expenses and other                                   16,637            12,158
                                                               --------          --------
        Total current assets                                    135,387           134,270

Property and equipment, net                                      26,563            20,036

Other assets                                                      2,508             2,846
                                                               --------          --------
           Total  assets                                       $164,458          $157,152
                                                               ========          ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          December 31, 1997   June 30, 1997
                                                          -----------------   -------------
                                                             (Unaudited)
Current Liabilities:

    Current portion of capital lease obligations               $     61          $     95
    Accounts payable                                             16,046             6,906
    Accrued liabilities                                          14,034            12,280
    Income tax payable                                                -                64
    Deferred revenue                                             10,056             9,491
                                                               --------          --------
        Total current liabilities                                40,197            28,836

Stockholders' equity                                            124,261           128,316
                                                               --------          --------

                Total liabilities and stockholders' equity     $164,458          $157,152
                                                               ========          ========


See notes to consolidated financial statements

                              AUSPEX SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended           Six Months Ended
                                                    ---------------------------  ---------------------------
                                                    December 31,   December 31,  December 31,   December 31,
                                                        1997           1996          1997           1996
                                                    ------------   ------------  ------------   ------------
(In thousands, except per share amounts)             (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)
Revenues:

    Product revenue                                   $ 36,726       $ 44,485      $ 79,446       $ 82,954
    Service revenue                                      6,716          4,597        12,584          9,140
                                                      --------       --------      --------       --------
         Total revenues                                 43,442         49,082        92,030         92,094
                                                      --------       --------      --------       --------

Cost of Revenues:

    Cost of product revenue                             26,677         19,089        45,954         35,108
    Cost of service revenue                              4,250          3,348         8,299          6,429
                                                      --------       --------      --------       --------
         Total cost of revenues                         30,927         22,437        54,253         41,537
                                                      --------       --------      --------       --------
         Gross profit                                   12,515         26,645        37,777         50,557
                                                      --------       --------      --------       --------

Operating Expenses:

     Selling, general and administrative                16,502         13,471        32,162         26,093
     Research and development                            8,160          6,357        15,414         11,523
                                                      --------       --------      --------       --------
         Total operating expenses                       24,662         19,828        47,576         37,616
                                                      --------       --------      --------       --------
         (Loss) / Income from operations               (12,147)         6,817        (9,799)        12,941

Other Income, net                                          479            786           887          1,282
                                                      --------       --------      --------       --------
         (Loss) / Income before provision
         for income taxes                              (11,668)         7,603        (8,912)        14,223

Provision for (Benefit from) Income Taxes               (4,084)         2,699        (3,119)         5,049
                                                      --------       --------      --------       --------
Net (Loss) / Income                                   $ (7,584)      $  4,904      $ (5,793)      $  9,174
                                                      ========       ========      ========       ========

Net (Loss) / Income per Share:
         Basic                                        $  (0.30)      $   0.20      $  (0.23)      $   0.37
                                                      ========       ========      ========       ========
         Diluted                                      $  (0.30)      $   0.19      $  (0.23)      $   0.36
                                                      ========       ========      ========       ========

Number of Shares used in per Share Computations:
         Basic                                          25,283         24,539        25,163         24,480
                                                      ========       ========      ========       ========
         Diluted                                        25,283         25,541        25,163         25,614
                                                      ========       ========      ========       ========


See notes to consolidated financial statements

                              AUSPEX SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    DECEMBER 31,   DECEMBER 31,
SIX MONTHS ENDED                                                        1997           1996
                                                                    ------------   ------------
(IN THOUSANDS)                                                       (UNAUDITED)    (UNAUDITED)
Cash Flows from Operating Activities:

    Net (loss)/income                                                 $ (5,793)      $  9,174
    Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
           Depreciation and amortization                                 6,895          6,008
           Changes in assets and liabilities:
               (Increase) decrease in trade receivables                  4,270         (5,416)
               (Increase) decrease in inventories                        3,389         (2,120)
               (Increase) decrease in prepaid expenses and other        (4,479)         1,194
               Increase (decrease) in accounts payable                   9,140           (928)
               Increase (decrease) in accrued liabilities                1,754         (1,552)
               Increase (decrease) in income tax payable                   (64)         1,501
               Increase in deferred revenue                                565          1,303
                                                                      --------       --------
       Net cash provided by operating activities                        15,677          9,164
                                                                      --------       --------

Cash Flows from Investing Activities:

    Purchases of available-for-sale short-term investments             (15,587)       (26,781)
    Proceeds from sales of available-for-sale
        short-term investments                                          21,938         20,404
    Purchases of property and equipment                                (13,163)        (5,988)
    Decrease in other assets                                                79             90
                                                                      --------       --------
       Net cash used in investing activities                            (6,733)       (12,275)
                                                                      --------       --------

Cash Flows from Financing Activities:
    Principal payments on capital lease obligations                        (34)          (105)
    Proceeds from sale of common stock, net                              1,932          2,193
                                                                      --------       --------
       Net cash provided by financing activities                         1,898          2,088
                                                                      --------       --------

Effect of Exchange Rate Changes on Cash                                   (220)            76
                                                                      --------       --------
Net Increase (Decrease) in Cash and Cash Equivalents                    10,622           (947)

Cash and Cash Equivalents, Beginning of Period                          25,056         22,169
                                                                      --------       --------
Cash and Cash Equivalents, End of Period                              $ 35,678       $ 21,222
                                                                      ========       ========


See notes to consolidated financial statements

                              AUSPEX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Additionally, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. While management makes its best effort to achieve its estimates, actual results could differ from those estimates.

        The results of operations for the three months ended December 31, 1997, are not necessarily indicative of the results for the entire fiscal year ending June 30, 1998. (See "Factors That May Affect Future Operating Performance" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)


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

4.       NET INCOME PER SHARE


        The Company computes its net (loss)/income per share in accordance with provisions of the Financial Accounting Standard No. 128 (FAS 128), "Earnings Per Share."


        FAS 128 requires disclosure of basic and diluted net income per share. Basic net income per share is computed based only on the weighted average number of common shares outstanding during the period and does not give effect to the dilutive effect of common equivalent shares, such as stock options. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period.


5.      INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consist of the following:

(In thousands)
                         December 31, 1997       June 30, 1997
                         -----------------       -------------
Purchased materials            $7,638               $6,382
Systems in process              5,826                7,885
Finished goods                  1,243                3,829
                              -------               -------
     Total inventories        $14,707               $18,096
                              =======               =======


Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at December 31, 1997 and June 30, 1997.

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



6.      NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. The Company is required to adopt SFAS No. 130 in its first quarter of fiscal 1999. At that time, reclassification of financial statements for earlier periods for comparative purposes is required. The Company does not expect the adoption of SFAS No. 130 to have a material effect on the consolidated financial statements.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company is required to adopt SFAS No. 131 in fiscal 1999 and does not expect such adoption to have a material effect on the consolidated financial statements.

                              AUSPEX SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        Total revenues for the second quarter of fiscal year 1998 were $43.4 million, a decrease of 11% compared to total revenues of $49.1 million for the second quarter of fiscal year 1997. Total revenues for the six months ended December 31, 1997 were $92.0 million, which is relatively flat compared to total revenues of $92.1 million for the six months ended December 31, 1996.

        Product revenues for the second quarter of fiscal year 1998 were $36.7 million or 85% of total revenues. Revenues from system sales accounted for 50% of product revenues during the second quarter of fiscal year 1998 and 48% for the second quarter of fiscal year 1997, while revenues from upgrades, add-on options and software license agreements comprised 50% of product revenues during the second quarter of fiscal year 1998 and 52% for the second quarter of fiscal year 1997. Service revenues for the second quarter of fiscal year 1998 were $6.7 million or 15% of total revenues compared to 9% in the second quarter of fiscal year 1997. Geographically, North America accounted for 66% and 75% of total revenues in the second quarters of fiscal year 1998 and 1997, respectively; the Pacific Rim accounted for 13% and 12% in the second quarters of fiscal year 1998 and 1997, respectively; and Europe accounted for 21% and 13% in the second quarters of fiscal year 1998 and 1997, respectively. The North American quarterly revenues are difficult to compare because a $9.4 million one-time order from a large internet service provider customer that occurred during the second quarter of fiscal year 1997. Additionally, the lower revenues in North America was compounded by delayed new product introductions which in turn caused several customers to delay their orders in the second quarter of fiscal year 1998. The lower revenues from the Pacific Rim during the second quarter of fiscal year 1998 were attributable to continued weakness in the Japanese economy. The increase in revenues for Europe primarily relates to increased system shipments during the second quarter of fiscal year 1998.

        Gross margin was 29% of net revenues in the second quarter of fiscal year 1998 as compared with 54% in the second quarter of fiscal year 1997. For the six months ended December 31, 1997 and 1996, gross margins were 41% and 55%, respectively. Product gross margin decreased to 27% in the second quarter of fiscal year 1998 from 57% in the second quarter of fiscal year 1997. The decline in margin was primarily due to $9.4 million of charges incurred for the write-down of disk drive inventory to its realizable value as a result of rapid price declines of 4 gigabyte drives coupled with an accelerated transition to 9 gigabyte drive technology and product obsolescence. Additionally, gross margins declined on product revenues as a result of disposition of disk drives at reduced selling prices in the second quarter of fiscal year 1998. The second quarter of fiscal year 1997 had the benefit of a higher volume of software revenues because of a one-time order from a large internet service provider customer, which resulted in an increase in gross margins.

        Selling, general and administrative expenses during the second quarter of fiscal year 1998 totaled $16.5 million, an increase of 23% from $13.5 million for the second quarter of fiscal year 1997, and were 38% and 27% of total revenues for the second quarters of fiscal year 1998 and 1997, respectively. For the six months ended December 31, 1997, selling, general and administrative expenses totaled $32.2 million, an increase of 23% from $26.1 million for the six months ended December 31, 1996, and were 35% and 28% of total revenues for the first six months of fiscal year 1998 and 1997, respectively. The increase in absolute dollars and as a percentage of revenues primarily relates to increased staffing of the Company's U.S., Europe and Asia sales and support operations during both the second fiscal quarter and the six months ended December 31, 1997, and to the lower total revenues in the second fiscal quarter ended December 31, 1997.

        Research and development expenses incurred during the second quarter of fiscal year 1998 were $8.2 million, an increase of 28% from $6.4 million for the second quarter of fiscal year 1997, and were 19% and 13% of total revenues for the second quarters of fiscal year 1998 and 1997, respectively. For the six months ended December 31, 1997, research and development expenses were $15.4 million, an increase of 34% from $11.5 million for the six months ended December 31, 1996, and were 17% and 13% of total revenues for the first six months of fiscal year 1998 and 1997, respectively. The increase in absolute dollars and as a percentage of revenues primarily relates to new product development efforts, the Company's new research and development facility acquired in the Alphatronix, Inc. acquisition (see the Company's 1997 Form 10-K for a discussion on Alphatronix acquisition), and the lower total revenues in the second fiscal quarter ended December 31, 1997.

        Loss from operations for the second quarter of fiscal year 1998 was $12.1 million, compared with income of $6.8 million in the second quarter of fiscal year 1997. The decline in operating profits relates to charges incurred for the write-down of disk drive inventory and the disposition of disk drives at reduced selling prices, an increase in staffing of the direct sales operation, and research an development efforts -- reflecting the Company's investment across the organization in support of new products and technologies for the UNIX and NT markets.

        The Company's tax benefit rate for the second and first six months of fiscal year 1998 was 35.0% as compared with tax provision rates of 35.5% in the second quarter and the first six months of fiscal year 1997. The tax benefit in fiscal year 1998 primarily relates to the carry back of the current net operating loss position.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash, cash equivalents and short-term investments increased by $4.3 million to $65.2 million at December 31, 1997, as compared to June 30, 1997. The Company's working capital decreased by $10.2 million to $95.2 million at December 31, 1997, as compared to June 30, 1997. The Company currently expects to have significant cash needs during fiscal year 1998 in connection with capital expenditures and leasehold improvements for a new headquarter facility, which it expects to occupy in February 1998.

         Based on its current operating plans, the Company believes that its existing cash, cash equivalents and short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements at least through the next 12 months.


FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

        Each paragraph under the section entitled "Liquidity and Capital Resources" contains a forward-looking statement. The Company may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below. The Company undertakes no obligation to update such information.


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


        NEW PRODUCTS

        New product introductions by the Company or its competitors carry the risk that customers could delay or cancel orders for existing products pending shipment of the new products. For instance, several customers delayed their orders in the second quarter of fiscal year 1998, which resulted in a decrease in revenues for the quarter. The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis. There can be no assurance that the Company will not experience difficulties that delay or prevent the successful development, introduction or marketing of these products and enhancements or that these new products and enhancements will adequately address market requirements and achieve market acceptance. Any delays in the launch or availability of new products could have a materially adverse effect on the Company's business, financial condition and results of operations.


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

        DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

        For the six months ended December 31, 1997 and 1996, direct sales of products and services to Intel Corporation ("Intel") represented approximately 17% and 8%, respectively, of the Company's revenues. Direct sales to America Online represented approximately 14% of the Company's revenues for the six months ended December 31, 1996. In addition to direct purchases from the Company, Intel or its affiliates have from time to time made significant purchases of the Company's products through channels. A significant reduction in product sales to Intel could adversely affect the Company's business, financial condition and results of operations.


        DEPENDENCE ON CERTAIN SUPPLIERS

        Certain of the Company's products contain critical components supplied by a single or limited number of third parties. While the Company has an inventory of these critical components, any significant or prolonged shortage of these components or the failure of the third party suppliers to maintain or enhance these components could materially adversely affect the Company's results of operations. For instance, in the second quarter of fiscal year 1998, the Company was dependent on a single disk drive manufacturer which was late in introducing 9 gigabyte technology. This required procurement of expensive 4 gigabyte drives from other suppliers to meet customer demands which drives were subject to rapid price declines towards the end of the quarter.


        EXCESS OR OBSOLETE INVENTORY

        Managing the Company's inventory of components and finished products is a complex task. A number of factors - including the need to maintain a significant inventory of certain components which are in short supply or which must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules - may result in the Company maintaining excess inventory. Other factors - including changes in market demand and technology - may cause inventory to become obsolete. Any excess or obsolete inventory could result in price reductions and/or inventory write-downs, which in turn could adversely affect the Company and its results of operations. For instance, in the second quarter of fiscal year 1998, $9.4 million of charges were required for the write-down of disk drive inventory as a result of rapid price declines of 4 gigabyte drives coupled with an accelerated transition to 9 gigabyte drive technology, product obsolescence and disposition of disk drives at reduced selling prices, which had a material adverse effect on the quarter's results of operations.


        RISK OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

        During the first six months of fiscal years 1998 and 1997, approximately 34% and 31%, respectively, of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business. However, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful. The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, the Company experienced a decrease in revenues from the Pacific Rim during the second quarter of fiscal year 1998 due to continued weakness in the Japanese economy. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products sold internationally less competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. The Company's international business may further be affected by risks such as trade restrictions, increases in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of whom are entitled to carry products of the Company's competitors.

        STOCK MARKET FLUCTUATIONS

        In recent years, the stock market in general, and the market for technology stocks in particular, including the Company's Common Stock, have experienced extreme price fluctuations. The market price of the Company's Common Stock may be significantly affected by various factors such as quarterly variations in the Company's operating results, changes in revenue growth rates for the Company as a whole or for specific geographic areas or products, changes in earning estimates by market analysts, the announcements of new products or product enhancements by the Company or its competitors, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future.


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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (a) The 1997 Annual Meeting of the Stockholders of Auspex Systems, Inc. was held at the Santa Clara Convention Center, 5001 Great America Parkway, Santa Clara, California 94054 on November 20, 1997 at 9:00 a.m. (the "Annual Meeting").

               (b) At the Annual Meeting the following person was elected to the Company's Board of Directors as the Class II director elected to serve for a two-year term.

        Nominee                Cast for    Withheld or Against  Broker Non-Votes
        -------                --------    -------------------  ----------------

        R. Stephen Cheheyl     21,986,649  521,580              0

                   The other directors continuing to serve on the Company's Board of Directors are: W. Frank King, David Marquardt and Bruce N. Moore.

               (c) The following additional proposals were considered at the Annual Meeting and were approved according to the respective vote of the stockholders with the exception of (1) the 1997 Stock Plan which was not approved.

                   (1) Adoption of the Company's 1997 Stock Plan and the reservation of 2,000,000 shares of Common Stock for issuance thereunder.

                        Cast for      Against     Abstentions   Broker Non-Votes
                        --------      -------     -----------   ----------------

                        7,017,119     8,062,743   64,184        7,364,183

                   (2) Ratification and approval of a 500,000 share increase in the Common Stock issuable under the Company's 1993 Employee Stock Purchase Plan.

                        Cast for      Against     Abstentions   Broker Non-Votes
                        --------      -------     -----------   ----------------

                        13,193,694    2,981,359   98,753        6,234,423

                   (3) Ratification and approval of amendments to the Company's 1993 Director's Stock Option Plan that (i) amend the vesting of initial and annual stock option grants automatically awarded to the Company's directors thereunder and (ii) provide for the acceleration of vesting of such options upon the occurrence of certain events.

                        Cast for      Against     Abstentions   Broker Non-Votes
                        --------      -------     -----------   ----------------

                        18,311,907    3,664,646   139,068       392,608

                   (4) Ratification and approval of appointment of Arthur Andersen LLP as the independent public accountants of the Company for the year ending June 30, 1998.

                        Cast for      Against     Abstentions   Broker Non-Votes
                        --------      -------     -----------   ----------------

                        22,238,537    204,008     65,684        0

ITEM 5. OTHER INFORMATION:


        (a) Effective December 31, 1997, Kent L. Robertson, Vice President of Finance and Chief Financial Officer, resigned from the Company.


        (b) Effective January 26, 1998, Joseph G. Brown, Vice President of Worldwide Field Operations, resigned from the Company.


        (c) Effective January 26, 1998, Brian E. Ritchie was appointed Vice President of Worldwide Sales of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            27 Financial Data Schedule.


        (b) Report on Form 8-K

            No report on Form 8-K was filed during the current period.


SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                  AUSPEX SYSTEMS, INC.



DATE        February 13, 1998                       /s/ Bruce Moore
                                        -------------------------------------
                                                      Bruce Moore
                                              Chief Executive Officer and
                                               Acting Financial Officer

                              AUSPEX SYSTEMS, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                                          Sequentially
Exhibit #             Description                         Numbered Page
---------             -----------                         -------------

  27            Financial Data Schedule                         14