Form 10-Q
period 1998-03-31
AUSPEX SYSTEMS INC
filed 1998-05-14
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

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


                    REGISTRANT'S TELEPHONE #: (408) 566-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                    YES [X]
                                    NO  [ ]

Number of shares of common stock, $.001 Par value, outstanding as of May 1, 1998: 25,537,228.

FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX


                                                                               PAGE
        PART I.  FINANCIAL INFORMATION                                         NUMBER
        ITEM 1.

                  Condensed Consolidated Balance Sheets                          1

                  Condensed Consolidated Statements of Operations                2

                  Condensed Consolidated Statements of Cash Flows                3

                  Notes to Unaudited Consolidated Financial Statements         4-5

        ITEM 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       6-11


        PART II.  OTHER INFORMATION

        ITEM 4.   Submission of Matters to a Vote of Security Holders           12

        ITEM 5.   Other Information                                             13

        ITEM 6.   Exhibits and Reports on Form 8-K                              13

        SIGNATURES                                                              13

        EXHIBIT INDEX                                                           14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                              AUSPEX SYSTEMS, INC.
                      Condensed Consolidated Balance Sheets


                                     ASSETS

                                                            March 31, 1998    June 30, 1997
-------------------------------------------------------------------------------------------
(In thousands)                                               (Unaudited)

Current Assets:

  Cash and cash equivalents                                   $  26,340         $  25,056
  Short-term investments                                         25,726            35,830
  Trade receivables, net                                         36,386            43,130
  Inventories, net                                               16,769            18,096
  Prepaid expenses and other                                     16,650            12,158
                                                              ---------------------------

       Total current assets                                     121,871           134,270

Property and Equipment, net                                      36,177            20,036
Other Assets                                                      2,490             2,846
                                                              ---------------------------

          Total assets                                        $ 160,538         $ 157,152
                                                              ===========================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             March 31, 1998   June 30, 1997
-------------------------------------------------------------------------------------------
Current Liabilities:

  Capital lease obligations                                   $      58         $      95
  Accounts payable                                               12,160             6,906
  Accrued liabilities                                            14,533            12,280
  Income tax payable                                                  -                64
  Deferred revenue                                               11,130             9,491
                                                              ---------------------------

       Total current liabilities                                 37,881            28,836

Stockholders' Equity                                            122,657           128,316
                                                              ---------------------------

          Total liabilities and stockholders' equity          $ 160,538         $ 157,152
                                                              ===========================





See notes to consolidated financial statements

                              AUSPEX SYSTEMS, INC.
                 Condensed Consolidated Statements of Operations



                                                         Three Months Ended           Nine Months Ended
                                                     -------------------------------------------------------
                                                     March 31,        March 31,     March 31,      March 31,
                                                       1998             1997          1998           1997
------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)            (Unaudited)      (Unaudited)   (Unaudited)    (Unaudited)
Revenues:

    Product revenue                                  $  34,262       $  50,463      $ 113,708       $ 133,417
    Service revenue                                      6,124           5,139         18,708          14,279
                                                     --------------------------------------------------------

        Total revenues                                  40,386          55,602        132,416         147,696
                                                     --------------------------------------------------------

Cost of Revenues:

    Cost of product revenue                             14,280          21,513         60,234          56,621
    Cost of service revenue                              4,601           3,631         12,900          10,060
                                                     --------------------------------------------------------

        Total cost of revenues                          18,881          25,144         73,134          66,681
                                                     --------------------------------------------------------

        Gross profit                                    21,505          30,458         59,282          81,015
                                                     --------------------------------------------------------


Operating Expenses:

    Selling, general and administrative                 16,155          14,412         48,317          40,505
    Research and development                             9,294           6,388         24,708          17,911
                                                     --------------------------------------------------------

        Total operating expenses                        25,449          20,800         73,025          58,416
                                                     --------------------------------------------------------

        (Loss) / income from operations                 (3,944)          9,658        (13,743)         22,599

Other Income, net                                          366             399          1,253           1,681
                                                     --------------------------------------------------------

        (Loss) / Income before provision                (3,578)         10,057        (12,490)         24,280
        for income taxes

Provision for (Benefit from) Income Taxes               (1,252)          3,570         (4,371)          8,619
                                                     --------------------------------------------------------

Net (Loss) / Income                                  $  (2,326)      $   6,487      $  (8,119)      $  15,661
                                                     ========================================================

Net (Loss) / Income per Share:
        Basic                                        $   (0.09)      $    0.26      $   (0.32)      $    0.64
                                                     ========================================================
        Diluted                                      $   (0.09)      $    0.25      $   (0.32)      $    0.61
                                                     ========================================================

Number of Shares used in per Share Computations
        Basic                                           25,370          24,745         25,181          24,568
                                                     ========================================================
        Diluted                                         25,370          25,867         25,181          25,713
                                                     ========================================================


See notes to consolidated financial statements

                              AUSPEX SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        March 31,       March 31,
Nine Months Ended                                                         1998            1997
----------------------------------------------------------------------------------------------------
(In thousands)                                                         (Unaudited)     (Unaudited)

Cash Flows from Operating Activities:

    Net (loss) / income                                                   $ (8,119)      $ 15,661
    Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
           Depreciation and amortization                                    10,813          9,066
           Changes in assets and liabilities:
               Decrease in trade receivables                                 6,744          1,560
               (Increase) decrease in inventories                            1,327         (6,626)
               (Increase) decrease in prepaid expenses and other            (4,492)         1,135
               Increase in accounts payable                                  5,254          2,954
               Increase (decrease) in accrued liabilities                    2,253         (1,673)
               Increase (decrease) in income tax payable                       (64)         4,122
               Increase in deferred revenue                                  1,639          3,930
                                                                          -----------------------

       Net cash provided by operating activities                            15,355         30,129
                                                                          -----------------------

Cash Flows from Investing Activities:

    Purchases of available-for-sale short-term investments                 (42,406)       (36,287)
    Proceeds from sales of available-for-sale short-term investments        52,550         24,574
    Purchases of property and equipment                                    (26,565)       (10,666)
    (Increase) decrease in other assets                                        (33)           178
                                                                          -----------------------

       Net cash used in investing activities                               (16,454)       (22,201)
                                                                          -----------------------

Cash Flows from Financing Activities:
    Principal payments on capital lease obligations                            (37)          (127)
    Proceeds from sale of common stock, net                                  2,678          2,925
                                                                          -----------------------

       Net cash provided by financing activities                             2,641          2,798
                                                                          -----------------------

Effect of Exchange Rate Changes on Cash                                       (258)          (158)
                                                                          -----------------------

Net Increase in Cash and Cash Equivalents                                    1,284         10,568

Cash and Cash Equivalents, Beginning of Period                              25,056         22,169
                                                                          -----------------------

Cash and Cash Equivalents, End of Period                                  $ 26,340       $ 32,737
                                                                          =======================



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

        The results of operations for the nine months ended March 31, 1998, are not necessarily indicative of the results for the entire fiscal year ending June 30, 1998. (See "Factors That May Affect Future Operating Performance" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)


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

4.       EARNINGS PER SHARE


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


5.      INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consist of the following:

(In thousands)

                                                   March 31, 1998     June 30, 1997
                                                   --------------     -------------
Purchased materials                                   $ 7,650            $ 6,382
Systems in process                                      7,668              7,885
Finished goods                                          1,451              3,829
                                                      -------            -------
     Total inventories                                $16,769            $18,096
                                                      =======            =======


        Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at March 31, 1998 and June 30, 1997.

        Certain of the Company's products contain critical components supplied by a single or limited number of third parties. The Company has an inventory of these critical components so as to ensure an available supply of products for its customers. Any significant shortage of these components or the failure of the third party suppliers to maintain or enhance these components could materially adversely affect the Company's results of operations. (See "Factors That May Affect Future Operating Performance-Dependence on Certain Suppliers.")


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

                              AUSPEX SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        Total revenues for the third quarter of fiscal year 1998 were $40.4 million, a decrease of 27% compared to total revenues of $55.6 million for the third quarter of fiscal year 1997. Total revenues for the nine months ended March 31, 1998 were $132.4 million, a decrease of 10% compared to total revenues of $147.7 million for the nine months ended March 31, 1997.

        Product revenues for the third quarter of fiscal year 1998 were $34.3 million or 85% of total revenues compared to $50.5 million or 91% of total revenues in the third quarter of fiscal year 1997. Revenues from system sales accounted for 41% of product revenues during the third quarter of fiscal year 1998 and 49% for the third quarter of fiscal year 1997, while revenues from upgrades, add-on options and software license agreements comprised 59% of product revenues during the third quarter of fiscal year 1998 and 51% for the third quarter of fiscal year 1997. Service revenues for the third quarter of fiscal year 1998 were $6.1 million or 15% of total revenues compared to 9% in the third quarter of fiscal year 1997. Geographically, North America accounted for 73% and 76% of total revenues in the third quarters of fiscal year 1998 and 1997, respectively; the Pacific Rim accounted for 10% and 14% in the third quarters of fiscal year 1998 and 1997, respectively; and Europe accounted for 17% and 10% in the third quarters of fiscal year 1998 and 1997, respectively. The North American revenues for the third quarter of fiscal year 1997 included an unusually large order from a large internet service provider customer. The delay in new product availability had an adverse impact on North America revenue in the third quarter of fiscal year 1998. In addition, increased competition for mid-range products offset demand for enterprise - class systems. The lower revenues from the Pacific Rim during the third quarter of fiscal year 1998 were attributable to further weakness in the Japanese economy and from continual organizational change at one of the Company's major Japanese distributors. The increase in revenues for Europe primarily relates to increased system shipments during the third quarter of fiscal year 1998.

        Gross margin was 53% of net revenues in the third quarter of fiscal year 1998 compared with 55% in the third quarter of fiscal year 1997. For the nine months ended March 31, 1998 and 1997, gross margins were 45% and 55% of net revenues, respectively. Product gross margin increased to 58% of net revenues in the third quarter of fiscal year 1998 from 57% in the third quarter of fiscal year 1997. The slight increase in product gross margin during the third quarter of fiscal year 1998 was due primarily to shift in the Company's product mix.

        Selling, general and administrative expenses during the third quarter of fiscal year 1998 totaled $16.2 million, an increase of 12% from $14.4 million for the third quarter of fiscal year 1997, and were 40% and 26% of total revenues for the third quarters of fiscal year 1998 and 1997, respectively. For the nine months ended March 31, 1998, selling, general and administrative expenses totaled $48.3 million, an increase of 19% from $40.5 million for the nine months ended March 31, 1997. Such expense represented 36% and 27% of total revenues for the first nine months of fiscal year 1998 and 1997, respectively. The increase in selling, general and administrative expenses in absolute dollars and as a percentage of revenues primarily relates to increased staffing of the Company's U.S., European and Asian sales and support operations during both the third fiscal quarter and the nine months ended March 31, 1998, and to the lower total revenues in the third fiscal quarter ended March 31, 1998.

        Research and development expenses during the third quarter of fiscal year 1998 were $9.3 million, an increase of 45% from $6.4 million for the third quarter of fiscal year 1997, and were 23% and 11% of total revenues for the third quarters of fiscal year 1998 and 1997, respectively. For the nine months ended March 31, 1998, research and development expenses were $24.7 million, an increase of 38% from

 $17.9 million for the nine months ended March 31, 1997, and were 19% and 12% of total revenues for the first nine months of fiscal year 1998 and 1997, respectively. The increase in research and development expenses in absolute dollars and as a percentage of revenues was primarily due to new product development efforts, the funding of the Company's new research and development facility acquired in the Alphatronix, Inc. acquisition (see the Company's 1997 Form 10-K for a discussion on the Alphatronix acquisition), and the lower total revenues in the third fiscal quarter and nine months ended March 31, 1998.

        Loss from operations for the third quarter of fiscal year 1998 was $3.9 million, compared with income from operations of $9.7 million in the third quarter of fiscal year 1997. The decline in operating results was primarily due to lower revenues, an increase in staffing of the direct sales operation, and research and development efforts, reflecting the Company's investment across the organization in support of new products and technologies for the UNIX and NT markets.

        See the second paragraph under "Potential Significant Fluctuations in Quarterly Results" (below) regarding an expected change in the fourth quarter of fiscal 1998.

        The Company recognized a tax benefit for the third quarter and first nine months of fiscal year 1998 due to the anticipated carry back of current net operating losses.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash, cash equivalents and short-term investments decreased by $8.8 million to $52.1 million at March 31, 1998, as compared to June 30, 1997. The Company's working capital decreased by $21.4 million to $84.0 million at March 31, 1998, as compared to June 30, 1997. The Company disbursed $13.0 million in connection with capital expenditures and leasehold improvements for a new facility, which it occupied in February 1998.

         Based on its current operating plans, the Company believes that its existing cash, cash equivalents and short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements at least through the next 12 months.


FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

        The second paragraph under the section entitled "Liquidity and Capital Resources" and the second paragraph under "Potential Significant Fluctuations in Quarterly Results" (below) contain forward-looking statements. The Company may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below. The Company undertakes no obligation to update such information.


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

        The Company expects to incur a significant one-time charge in the fourth quarter of fiscal 1998 associated with the restructuring of its engineering, selling and marketing organizations. The charge would include severance payments associated with employee reductions, facility consolidation expenses and various asset valuation adjustments. The charge will consist of both cash and non-cash items.

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


        SOFTWARE PRODUCT RISKS

        The Company markets software products in addition to its line of network file servers. These software products include: DriveGuard(TM), FastBackup(TM), ServerGuard(TM), ServerGuard Global(TM), DataGuard(TM) and NeTServices(TM). The Company also expects to release enhancements and new features for these products from time to time. Although the Company performs extensive testing prior to releasing software products, such products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments, any of which could result in a materially adverse effect on the Company's business, financial condition and results of operations.


        NEW PRODUCTS

        New product introductions by the Company or its competitors carry the risk that customers could delay or cancel orders for existing products pending shipment of the new products. For instance, a delay in new product availabilty had an adverse impact on North America revenue in the third quarter of fiscal year 1998. In addition, increased competition for mid-range products offset demand for enterprise - class systems. The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis. There can be no assurance that the Company will not experience difficulties that delay or prevent the successful development, introduction or marketing of these products and enhancements or that these new products and enhancements will adequately address market requirements and achieve market acceptance. Further delays in the launch or availability of new products could have a materially adverse effect on the Company's business, financial condition and results of operations.


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


        DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

        For the nine months ended March 31, 1998 and 1997, direct sales of products and services to Intel Corporation ("Intel") represented approximately 21% and 11%, respectively, of the Company's revenues. Direct sales to America Online represented approximately 2% and 19% of the Company's revenues for the nine months ended March 31, 1998 and 1997, respectively. In addition to direct purchases from the Company, Intel or its affiliates have from time to time made significant purchases of the Company's products through channels. A significant reduction in product sales to Intel could adversely affect the Company's business, financial condition and results of operations.


        DEPENDENCE ON CERTAIN SUPPLIERS

        Certain of the Company's products contain critical components supplied by a single or limited number of third parties. While the Company maintains an inventory of these critical components, any significant or prolonged shortage of such components or the failure of the third party suppliers to maintain or enhance these components could materially adversely affect the Company's business, financial condition and results of operations.


        EXCESS OR OBSOLETE INVENTORY

        Managing the Company's inventory of components and finished products is a complex task. A number of factors - including but not limited to the need to maintain a significant inventory of certain components which are in short supply or which must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules - may result in the Company maintaining large amounts of inventory. Other factors - including changes in market demand and technology - may cause inventory to become obsolete. Any excess or obsolete inventory could result in price reductions and/or inventory write-downs, which in turn could adversely affect the Company and its results of operations. For instance, the Company was forced to write down the value of certain disk drive inventories in the second quarter of fiscal year 1998, and this write-down had an adverse effect on margins and net profits.


        RISKS OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

        During the first nine months of fiscal years 1998 and 1997, approximately 32% and 28%, respectively, of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business. However, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful. The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, the Company experienced a decrease in revenues from the Pacific Rim during the third quarter of fiscal year 1998 due to continuing weakness in the

 Japanese economy and effects from continuing organizational change at one of the Company's major Japanese distributors. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. Continued increases in the value of the U.S. dollar relative to foreign currencies will make the Company's products sold internationally less price competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. The Company's international business may further be affected by risks such as trade restrictions, increases in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of whom are entitled to carry products of the Company's competitors. There can be no assurance that any of the foregoing risks or issues will not have a material adverse effect on the Company's business, financial condition and results of operations.


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


        INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS; LITIGATION

        The Company currently relies on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to protect its proprietary rights in its hardware and software products. The Company currently holds six U.S. patents and has filed applications for additional patents. The Company also has filed applications for counterpart patents in various foreign countries, including Japan. There can be no assurance that the Company's present or future competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, there can be no assurance that the Company's patent applications will result in issued patents, or that the Company's issued patents will be upheld if challenged. Additionally, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company in the future with respect to current or future projects or that any such assertions may not require the Company to refrain from the sale of its products, enter into royalty arrangements or undertake costly litigation.

        The Company's adherence to industry standards with respect to its products limits the Company's opportunities to provide proprietary features which may be protected. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

        YEAR 2000 COMPLIANCE

        The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. Systems that do not properly recognize date sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with the Year 2000 problem. The Company believes that the majority of its existing products will be Year 2000 compliant by the end of the fourth quarter of fiscal 1998, and the Company's new products are being designed to be Year 2000 compliant. Some of the Company's older products will not be Year 2000 compliant and, as a result, the Company's customers will be required to upgrade these products. Although products have undergone, or will undergo, the Company's normal quality testing procedures, there can be no assurance that the Company's products will contain all necessary date code changes. Any failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's customers could choose to convert to other calendar year 2000 compliant products or to develop their own products in order to avoid such malfunctions, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company is also currently in the process of auditing its own information technology infrastructure for Year 2000 compliance, including reviewing what actions are required to make all software systems Year 2000 compliant as well as actions are needed to mitigate, however, vulnerability to problems caused by third party software and hardware suppliers. Such actions include a review of vendors' contracts and formal communications with suppliers requesting that they certify that products are Year 2000 compliant. The Company is assessing the extent of the necessary modifications to its computer software, but management does not currently anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant. There can be no assurance that such measures will prevent the occurrence of Year 2000 problems, which could have a material adverse effect upon the Company's business, operating results and financial condition.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                (a) The 1998 Special Meeting of the Stockholders of Auspex Systems, Inc. was held at the Company's headquarters, 2300 Central Expressway, Santa Clara, California 95050, on April 23, 1998, at 9:00 a.m. (the "Special Meeting").

                (b) At the Special Meeting the following proposal was considered and approved according to the respective vote of the stockholders.

                      (1) Ratification and approval of the Company's 1997 Stock Option Plan and the reservation of 1,250,000 shares of Common Stock for issuance thereunder.

         Cast for         Against         Abstentions       Broker Non-Votes
         --------         -------         -----------       ----------------
         12,974,770       9,712,776       212,671

ITEM 5. OTHER INFORMATION:


        (a) Effective February 23, 1998, R. Marshall Case was appointed Vice President of Finance and Chief Financial Officer of the Company.


        (b) Effective March 27, 1998, Paul Gifford, Vice President of Product Development, resigned from the Company.


        (c) Effective April 20, 1998, Raymond D. Hermo was appointed Vice President of Worldwide Sales of the Company.


        (d) Effective April 20, 1998, Brian E. Ritchie was appointed back to President of Alphatronix, Inc. (a wholly owned subsidiary).


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






                                              AUSPEX SYSTEMS, INC.



DATE May 14, 1998                              /s/  R. Marshall Case
         --------------------            ----------------------------------
                                                 R. Marshall Case
                                          Vice President of Finance and
                                               Chief Financial Officer

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