Form 10-K
period 1998-06-30
AUSPEX SYSTEMS INC
filed 1998-09-24
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________


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

                             2300 Central Expressway
                          Santa Clara, California 95050
                    (Address of principal executive offices)

              Registrant's telephone number, including area code:
                    (408) 566-2000/Web Site (www.auspex.com)
          Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                          Common Share Purchase Rights
                                (Title of Class)

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES         NO   X
    ------     ------

            The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $51,407,658 as of September 15, 1998, based upon the closing sale price on The Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

            The number of shares of Registrant's Common Stock outstanding as of September 15, 1998 was 25,703,829.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on November 19, 1998.

                                TABLE OF CONTENTS


                                                                                              PAGE
                                                                                              ----


PART I      ...............................................................................      4

            ITEM 1.     BUSINESS...........................................................      4

                        The Company........................................................      4
                        Products...........................................................      5
                        Markets and Customers..............................................      7
                        Distribution.......................................................      7
                        Customer Service and Support.......................................      8
                        Manufacturing......................................................      8
                        Research and Development...........................................      9
                        Competition........................................................      9
                        Intellectual Property and Licenses.................................     10
                        Employees..........................................................     10
                        Executive Officers of the Company..................................     11

            ITEM 2.     PROPERTIES.........................................................     12

            ITEM 3.     LEGAL PROCEEDINGS..................................................     12

            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................     12

PART II     ...............................................................................     13

            ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                        MATTERS............................................................     13

            ITEM 6.     SELECTED FINANCIAL DATA............................................     14

            ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS..............................................     15

                        Results of Operations..............................................     15
                        Revenues...........................................................     16
                        Gross Margin.......................................................     17
                        Operating Expenses.................................................     17
                        Other Income ......................................................     18
                        Provision for Income Taxes.........................................     18
                        Quarterly Results of Operations....................................     18
                        Liquidity and Capital Resources....................................     20
                        Factors That May Affect Future Results.............................     20



            ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.........     26

            ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................     26

            ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE...............................................     27

PART III     ..............................................................................     27

            ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................     27

            ITEM 11.    EXECUTIVE COMPENSATION.............................................     27

            ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....     27

            ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................     27

PART IV      ..............................................................................     28

            ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....     28

                        (A)       1.    FINANCIAL STATEMENTS...............................     28
                                  2.    FINANCIAL STATEMENT SCHEDULES......................     28
                                  3.    EXHIBITS...........................................     29
                        (B)       REPORTS ON FORM 8-K......................................     32

SIGNATURES   ..............................................................................     32

POWER OF ATTORNEY..........................................................................     32

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...................................................    F-1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

SUPPLEMENTAL SCHEDULES.....................................................................    S-1

                             INTRODUCTORY STATEMENT


            References made in this Annual Report on Form 10-K to "Auspex," the "Company" or the "Registrant" refer to Auspex Systems, Inc. and its wholly owned subsidiaries. AUSPEX and the Auspex logo design are registered trademarks and service marks of the Company. Functional Multi-Processing, Functional Multiprocessing, Functional Multi-Processor (FMP), Functional Multi-Processing Kernel (FMK), DataGuard, DriveGuard, ServerGuard, ServerGuard Global, FastBackup, NeTservices, NetServer, NS 3000, NS 5000, NS 5500, NS 6000, NS 7000 and NS 8000 are trademarks or registered trademarks of the Company.

                                     PART I

ITEM 1.     BUSINESS

THE COMPANY

            Auspex is a Delaware Corporation which was incorporated in 1991. Auspex develops, manufactures, distributes and supports a line of multi-protocol (NFS1, CIFS(2) and FTP3) high performance network file servers known as "NetServers" and high availability enterprise data management software solutions for storing, serving and managing multiple terabytes of network data.

            Historically, the Company has supplied UNIX multi-protocol network file/data servers that enhance the performance of large multi-vendor client/server networks. In fiscal 1997, the Company began a strategic repositioning to take advantage of the growth in mixed UNIX/Windows NT environments within its customer base and address the need for solutions to manage increasingly complex network data. The Company believes that its strategy of providing continuous data access ("CDA") is validated by technology trends and the demands of its customers. As part of this strategy, in fiscal 1997, the Company acquired Alphatronix, Inc. ("Alphatronix"), a developer of open-systems-based, storage, management solutions.

            As client/server computing has become increasingly widespread, the inherent limitations of data servers based upon general purpose computer architectures have come to be recognized as a serious impediment to overall network performance and data availability. The network performance limitations which the NetServer was designed to overcome are the direct result of applying traditional, general-purpose computer servers to the ever increasing challenges of storing, managing and delivering network data. These performance limitations have become more acute as the volume of network data has increased from the downsizing and offloading of mainframe data, the consolidation of local area network data and the emergence of network data-intensive applications such as the Internet. As the amount of data and number of users on a network increase, data servers based on conventional workstation or minicomputer architectures must support considerably more file/data and network and disk traffic than they were originally designed to handle. Deterioration in network performance results. The traditional solution has been to subdivide the network into multiple subnetworks, each with its own data server which duplicates data files and associated administrative costs.

------------

(1) NFS denotes the Network File System protocol, first promulgated by Sun Microsystems, Inc. ("Sun Microsystems"), and since widely adopted by the workstation market as a de facto standard for network file transfers.

(2) CIFS refers to the Common Internet File Service protocol developed by Microsoft Corporation as a networking protocol for PC clients to access files on a PC file server in a Local Area Network ("LAN") or Wide Area Network ("WAN").

(3) FTP (File Transfer Protocol) is a standard protocol commonly used to retrieve or store files on network file servers. FTP is supported on UNIX, Windows, VMS, Macintosh and other popular desktop computers.

            In contrast to conventional architectures, the Company's proprietary Functional Multi-Processing ("FMP") architecture, key aspects of which have been patented by the Company, has been designed specifically to overcome these limitations by optimizing the tasks which a network data server most commonly executes - file/data transfer and disk operation. The performance advantages of Auspex's FMP architecture enable a single NetServer to support large networks at high data throughput rates. The NetServer's scalability permits customers to add workstation clients to multiple data servers.

            The Company believes that the importance of these benefits to large-scale client/server systems is demonstrated by the fact that over 80% of the approximately 2,500 data servers shipped support networks with 50-800 users per server.

            Auspex's FMP design offers an architectural solution to the network performance gap through distribution of all performance-limiting NFS functions to a specialized input/output ("I/O") subsystem of dedicated file/data, network and disk processors. By isolating the host central processing unit ("CPU") and UNIX/Windows NT operating system from the data server's principal activity, the NetServer avoids the internal bottleneck which slows the throughput of general-purpose computer architectures performing similar tasks. In addition, the isolation of the UNIX operating system and application software from the data delivery function of the server significantly increases the reliability of the systems. More processors and disk capacity may be added to meet increasing user demand as networks expand.

            Auspex believes that the benefits of its FMP architecture - high availability, scalability and performance - apply industry standard protocols such as Hyper Text Transfer Protocol ("HTTP") and Common Internet File System/Server Message Block ("CIFS/SMB"), and that this applicability continues to open new market opportunities for the Company.

 PRODUCTS

            The Company's primary product line is known as NetServers. The NS 7000 NetServer line of products was introduced in fiscal 1996. In the third quarter of fiscal 1998, the Company introduced a new high-end server, the NS 7000/800, which superseded the NS 7000/700. The NS 7000/150 NetServer is designed to support up to 40 workstations and the NS 7000/250 NetServer is designed to support 40 to 150 workstations. Both NetServers have a storage capacity of 370 gigabytes. The NS 7000/700 or NS 7000/800 NetServer meets the needs of large enterprise environments of up to 800 workstations with storage capacity up to 1.8 terabytes on the NS 7000/700 and 3.6 terabytes on the NS 7000/800. Each product in the NS 7000 line of products can simultaneously support applications such as high-speed, on-line system backup as well as NFS I/O operations without one activity impairing the performance of the other. NS 5000, NS 5500 and NS 6000 NetServers, predecessors of the NS 7000 line of products, can be upgraded on-site to an NS 7000. The Company's newest NetServers, the NS 8000/850 and NS 8000/350 were introduced subsequent to the close of fiscal 1998, in the first quarter of fiscal 1999, and will supersede the NS 7000 line of products. By improving upon the strengths of the NS 7000, the NS 8000/850 delivers competitive price/performance and new storage and networking capabilities and provides a migration path for customers to the Company's next-generation platform.

            A significant portion of the Company's revenues is derived from product upgrades, which consist primarily of additional processors (or upgrades of existing processors), memory and disk and tape drives.

            The Company's strategy is to introduce new products and offer upgrades to existing products periodically. There can be no assurance that some customers will not cancel orders for existing products or delay orders in anticipation of new product availability, and should cancellations and delays occur, the Company's revenues and operating results could be materially and adversely affected.

              The NS 7000 or NS 8000 NetServer configuration includes one network processor, one storage processor and one CPU, plus I/O cache memory and a rack for the first seven Small Computer Serial Interface ("SCSI") disk drives, typically of 9 or 18 gigabyte capacity each. The NetServer can be scaled in network attachments and storage capacity depending on customer usage requirements by the addition of function-specific processors. The basic elements of the architecture's hardware organization are described below:

                        Network processor. The network processor performs three
            functions. The first is the processing of network protocols up to and including the Open Network Computing/NFS ("ONC/NFS") level. The second is the processing of NFS file requests, using a UNIX file system which has been separated from the UNIX operating system kernel. In this way, NFS operations bypass the host processor entirely. In addition, a very large disk buffer cache (I/O cache memory) is implemented on the network processor. No processor instructions are stored in or retrieved from this memory; the entire memory and enhanced backplane bandwith of 110 megabytes per second ("MB/s") is devoted to I/O. Cache memory can be added to a maximum of 256 MB per network processor. Each network processor provides up to six 10/100 BaseT connections up to two Fibre Distributed Data Interface/MLT3 ("FDDI/MLT3") connections or two Asynchronous Transfer Mode ("ATM") (OC-3) connections.

                        Storage processor. The NetServer storage processor
            operates up to six parallel SCSI I/O channels simultaneously. These are attached to disk arrays, containing up to 203 18 gigabyte disk drives, for a total storage of over 3.6 terabytes. The storage processor is responsible for virtual partition management on the storage devices, write acceleration, channel management, disk and tape control and data transfers to I/O cache memory.

                        Host processor. The host processor used in the NetServer
            is based on the Sun SPARC architecture, which is compliant with the SunOS UNIX operating system and its application binary interface.

            NetServer prices range from approximately $45,000 to $1,200,000, depending on the configuration. While system price varies considerably according to the configuration purchased, the average sales price per system in fiscal year 1998 for North American direct sales was approximately $249,000, and for distributor and international sales, approximately $164,000. Lower average sales prices per system for international distributor sales are attributable to the fact that most servers sold through these channels are sold in smaller configurations and at higher discounts.

            In 1995, Auspex commenced shipment of its first software product, DataGuard(TM), which allows users to continuously access their data in the event of a disruption associated with the UNIX host operating system. In March 1996, the Company began shipping its second software product, ServerGuard(TM). ServerGuard operates between multiple Auspex servers providing the industry's first local and wide area network-based fail-over and disaster recovery system for uninterrupted service. In fiscal 1997, the Company introduced FastBackup, a software product that enables a customer to achieve DLT-based backup and restore throughput of up to 100 gigabytes per hour cost-effectively. The Company also introduced DriveGuard, an embedded RAID 5 solution for high-availability data protection in fiscal 1997. DriveGuard provides mission-critical data security, at a significantly lower cost than that of mirrored configurations. In fiscal 1998, the Company introduced NeTservices, a software product that allows UNIX and Windows NT clients to share files on the same platform with reliability, performance and scalability. Fiscal 1998 software licenses represented approximately six percent of Company revenue.

            In the second half of fiscal 1999, the Company intends to introduce a next generation platform that incorporates the Company's strategic initiatives for UNIX, Windows NT and Network Data Management solutions. The Company believes that by leveraging its proven software-based FMP architecture onto commodity hardware, the Company can improve price/performance at the high-end in markets already served, and reduce the cost of entry-level products to expand mid-range opportunities. There can be no assurance that the Company will succeed in developing commercially viable products.

MARKETS AND CUSTOMERS

            The majority of the Company's sales currently are made to customers in the scientific, technical and engineering fields, in which UNIX workstation and NFS-based network penetration is the greatest and the need for high-performance data/file servers is the most critical. In addition to this large multi-vendor, technical computing market, commercial applications for UNIX-based systems are also increasing (e.g. oil and gas, telecommunications, financial services and Internet service providers). The Company believes that its NetServer architecture is adaptable to commercial computing environments and intends to pursue opportunities in these markets as they develop. There can be no assurance, however, that the Company will be able to adapt its NetServers to commercial computing markets, or that it will be able to penetrate such markets.

            As of June 30, 1998, approximately 2,500 Netservers had been shipped to over 500 customers worldwide, and these NetServers are managing more than 500 terabytes of data in aggregate. Reflecting the NetServer's particular suitability to the performance requirements of large-scale client/server systems, networks supporting more than 50 users account for more than 80% of Auspex's installed base. NetServers are used most commonly for the following applications: software development, electronic computer-aided design ("ECAD") and electronic computer-aided engineering ("ECAE"), seismic and geophysical modeling, scientific and academic research, mechanical computer-aided design ("MCAD"), technical publishing and financial services. Other customers and applications include Internet service and on-line content providers, inventory control and multimedia applications. Auspex focuses its sales and marketing efforts in North America and Europe primarily through its direct sales force and in the Pacific Rim through its relationships with Fuji Xerox Co., Ltd.
("Fuji Xerox") and Nissho Electronics Corporation ("Nissho").

            Sales of products and services to the following customers accounted for 10% or more of total revenues in the periods indicated: fiscal 1996 -Intel Corporation ("Intel") (10%) and Fuji Xerox (13%); fiscal 1997 - Intel (10%) and America Online ("AOL") (15%); and fiscal 1998 -- Intel (20%). Intel, AOL and Fuji Xerox are not obligated to purchase any minimum level of products from the Company. Accordingly, there can be no assurance that sales of products and services to these customers will not decline, either in absolute dollar amounts or as a percentage of total revenues, in future periods and that any such declines will not have a material adverse effect on the Company's results of operations.

DISTRIBUTION

            The Company employs a multi-tiered distribution strategy which, in fiscal 1998, has focused on product sales to end users in North America through a direct sales force and to the Pacific Rim (primarily Japan) through a master value-added reseller and a non-exclusive master reseller. The Company has a direct sales force in the United Kingdom, France and Germany, and employs distributors in other selected European markets. Revenue on system sales to end users is recognized when the system has been shipped.

            Because the success of the Company's direct sales efforts in North America is dependent in part upon a sophisticated analysis of the customers' networking requirements, the Company's system engineers work closely with the Company's sales representatives.

            The Company's Pacific Rim distribution strategy includes original equipment manufacturer ("OEM") and distribution agreements with Fuji Xerox and Nissho, respectively, in Japan. In fiscal 1997, the Company realigned its channel distribution strategy in Japan. The Company signed a Master Value Added Distributor Agreement ("MVAD") with Fuji Xerox, and redefined its relationship with Nissho. Under the MVAD, Fuji Xerox, formerly the Company's OEM partner in Japan acts as a non-exclusive supplier of the Company's products to resellers in Japan. The Company's line of network file servers and high-availability software are also now sold under the Auspex name by Fuji Xerox. The purchase prices of products purchased by Fuji Xerox under the agreement are subject to certain discounts. While Fuji Xerox is not subject to any minimum purchase requirements, in the event that it fails to reach the purchase targets mutually agreed upon each year, Auspex has the right to make additional OEM appointments in Japan. The Company's relationship with Nissho, previously the exclusive distributor of Auspex labeled products, has been changed to a non-exclusive relationship with Nissho taking the role of a master reseller in fiscal 1997. Both Nissho and Fuji Xerox have the right to sell products of the Company's competitors.

            Auspex believes that the large installed base of UNIX systems in Europe represents a significant opportunity for future NetServer sales. To address this opportunity, the Company has direct sales and support facilities in the United Kingdom, France and Germany. The Company also has entered into agreements with distributors covering other selected markets in Europe. The Company has continued to invest in sales and marketing efforts in Europe.

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

            In addition to the technical support center located in Santa Clara, California, the Company has established a second U.S. support center in Cary, North Carolina and a European technical support center in the United Kingdom to handle service calls from its European customers. In fiscal 1998, the Company shifted 60 percent of service personnel into the field in order to increase responsiveness and enhance customer support. To supplement direct service and support and to ensure the highest quality service while containing costs, Auspex has entered into strategic service agreements with Digital Equipment Corporation (a wholly owned subsidiary of Compaq Computer Corporation) and NCR Corporation for on-site hardware support. The Company's contracts provide end users with a warranty for parts and labor on its products, generally for ninety (90) days. The Company's warranty policy for product sales other than to end users depends on the requirements of the particular distribution channel. The Company offers its customers service agreements of varying duration. Service revenue is recognized ratably over the contractual period as service is provided.

MANUFACTURING

            Auspex's manufacturing operations, located in Santa Clara, California, consists of product assurance, quality control and final product assembly and test. The Company relies principally on contract manufacturers for sub-assembly and testing of certain key NetServer components. These manufacturers have continued to operate under the terms of their business relationships with the Company on a month-to-month basis. The Company's manufacturing strategy has been to develop close relationships with its suppliers, exchange critical information and implement joint quality training programs. This manufacturing strategy minimizes capital investment and overhead expenditures and creates flexibility by providing the capacity for rapid expansion. Although the Company to date has not experienced any significant production difficulties resulting from its reliance on these manufacturers, it is possible that production difficulties, including capacity constraints and quality control issues, could arise in the future, which could materially and adversely affect the Company's results of operations.

            Although the Company generally uses standard parts and components for its products, a number of key components used in the Company's NetServer products currently are available or purchased from sole or single sources. These components include disk and tape drives, microprocessors, connectors, printed circuit boards, cable assemblies, power supplies and ASICs. Some of the suppliers of these components have divisions which compete with the Company. (See "Business--Competition.") The Company generally has agreements with its sole source suppliers with terms ranging from one to five years and believes that alternative sources of supply and assembly for most of its sole-source components could be obtained within a commercially practicable period. As a precaution, the Company carries extra inventory of some of its sole-source components to provide additional time to develop an alternate supply source or redesign the component. However, the lack of sufficient quantities of sole or single source components, or the inability to develop alternative sources for these items, could result in delays or reductions in product shipments which would materially and adversely affect the Company's results of operations.

RESEARCH AND DEVELOPMENT

            The market for high-performance network data servers has been characterized by rapid technological advances in both hardware and software development. The Company believes that the speed of technological advancement in its industry requires it to invest significant amounts in research and development, and that in order to maintain its competitive position, the Company must continue to enhance and improve its existing products as well as to develop and successfully introduce new products. During fiscal 1998, the Company introduced the new flagship NetServer NS7000/800, which is an enterprise-class network data server that nearly doubles the number of network connections and increases NFS throughput versus previous models. Additionally, the Company introduced a new software release, NeTservices, which allows UNIX and Windows NT clients to share files on the same platform to provide CDA in mission-critical network data environments. During fiscal 1998, the Company's product development organization also delivered a next-generation storage subsystem with a capacity of up to 3.6 terabytes and new software that provides customers with Year 2000 support. During fiscal 1998, as part of the restructuring of its engineering organization, the Company made the decision to discontinue development of a dedicated Window NT product and focus all its research and development efforts on solutions for UNIX/Window NT.

            By continuing to introduce new product features, the Company believes it has maintained a leadership position in the network data server market. However, there can be no assurance that the Company's products will continue to be successful commercially. Furthermore, there can be no assurance that the Company will be able to develop or introduce other new products in the future in a timely manner, or that such products will be a commercial success. The Company intends to continue to invest substantially in product development. Current research and development efforts are focused on delivering additional optional software products and increasing the functionality, client protocol support, performance, capacity, scalability and availability of its products.

            As of June 30, 1998, 145 employees were engaged in research and development activities. The Company's research and development expenses during fiscal years 1996, 1997 and 1998 were approximately $17.8 million, $24.4 million and $34.0 million, respectively.

COMPETITION

            The data/file server market is very competitive. Within the NFS-compatible, UNIX data server market segment, manufacturers of general-purpose multiprocessor servers represent the Company's primary source of competition. These manufacturers include Sun Microsystems, Hewlett-Packard Company, Silicon Graphics, Inc. and IBM. Traditional storage vendors, such as EMC Corporation, are also attempting to expand into network attached storage. Sun Microsystems is the Company's main competitor. All of these competitors possess substantially greater financial, technical and marketing resources than Auspex, as well as substantially larger product installed bases. In addition, certain manufacturers of PC-based file servers have introduced products that compete in certain of the Company's target markets. While the Company believes that the price/performance characteristics of its products are competitive, increased competition created pricing pressures in fiscal 1998, which materially and adversely affected the Company's results of operations. The Company took action in the first quarter of fiscal 1999 to enhance the price/performance of its products in order to improve unit volume.

            The Company derives a significant portion of its revenues from sales of product upgrades to its installed base, including additional processors (or upgrades to existing processors), memory, disk and tape drive and software. Although the Company has to date experienced limited competition in the sale of upgrades, increased competition against these products may occur in the future which could materially and adversely affect the Company's revenues and operating result.
            Auspex believes that an important competitive factor is hardware and software solutions for data availability and network data server performance, measured in terms of overall system throughput and expressed as a function of NFS input/output operations per second. Other important factors include product reliability, availability, scalability, upgradeability, price, overall cost of ownership and technical service and support. The Company's ability to maintain its competitive position will depend, in addition to these factors, upon its success in anticipating industry trends, investing in product research and development and effectively managing the introduction of new products into targeted markets.

INTELLECTUAL PROPERTY AND LICENSES

            The Company relies on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and other intellectual property protection methods to protect its proprietary hardware, software and technological expertise. The Company believes, however, that its continued success will depend principally on continuing innovation, technological expertise, knowledge of networking, storage and applications, distribution strength and, to a lesser extent, on its ability to protect its proprietary technology. Furthermore, there can be no assurance that the Company's current or future competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

            Auspex currently holds seven United States patents for certain fundamental aspects of its FMP data server architecture and has related foreign patents and foreign patent applications for proprietary Auspex technologies.

            The Company's NetServer host processors and network processors operate in conjunction with software licensed to the Company by Sun Microsystems. Although the license is perpetual, or automatically renewable unless cancelled, there can be no assurance that the Company will be able to continue such license renewals with Sun Microsystems on favorable terms, or at all. The Company also licenses software and hardware from several other companies, among them AT&T, and these licenses are also perpetual unless cancelled or subject to periodic renewal, which cannot be assured. The Company's next generation products will incorporate software under license from a key software vendor and developed in coordination with this vendor. There can be no assurance that this vendor will continue in business until the product is released, or that the licenses will continue to be available on favorable terms in the future, or at all.

EMPLOYEES

            As of June 30, 1998, the Company employed 612 people, including 149 in sales, 18 in marketing, 145 in research and development, 122 in customer service, 122 in manufacturing and 56 in finance and administration. The recruitment of experienced, highly-skilled individuals is a top priority in an exceptionally competitive recruiting environment. Equally important in this environment is the retention of key talent. The Company has significantly increased its recruiting activities and is reviewing all employee programs to ensure the retention and continued development of its employees. Hiring and retaining employees in the Silicon Valley employment market has been a challenge, and there can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

            The following sets forth certain information with respect to the executive officers of the Company as of September 15, 1998:

            Name              Age                 Position
            ----              ---                 --------
Bruce N. Moore(1)              47     Chief Executive Officer, President and Director
Russell M. Lait                36     Vice President of Operations
R. Marshall Case               40     Vice President of Finance and Chief Financial Officer
Fred J. Wiele                  59     Vice President of Marketing
John S. Coviello               52     Vice President of Research and Development
R. Stephen Cheheyl(2)(3)       52     Director
W. Frank King(2)(3)            58     Director
David F. Marquardt(3)          49     Director


--------

(1)     Member of the Stock Option Committee

(2)     Member of the Audit Committee

(3)     Member of the Compensation Committee

            Mr. Bruce N. Moore joined the Company in June 1995 as President, Chief Operating Officer and a member of the Board of Directors. In January 1996, Mr. Moore assumed the additional role of Chief Executive Officer and relinquished the role of Chief Operating Officer. Mr. Moore joined Auspex from Diasonics Ultrasound, Inc., a provider of diagnostic ultrasound equipment, where he held the position of President and Chief Executive Officer from December 1993 to December 1994. His eleven-year career at Diasonics included various senior management positions in marketing and business development. Mr. Moore started his career as a sales representative in IBM's Data Processing Division in 1976.

            Mr. Russell M. Lait joined the Company in March 1988 as a member of the Company's first design team. During his ten-year tenure with Auspex, Mr. Lait has held various positions, including Director of Production and Test. He was appointed Vice President of Operations in August 1996.

            Mr. R. Marshall Case joined the Company in February 1998 as Vice President of Finance and Chief Financial Officer. From September 1997 to February 1998, Mr. Case served as Vice President, Finance and Administration at Viking Freight, Inc., a subsidiary of FDX Corporation, a provider of express transportation. Prior to that, Mr. Case was Vice President of Financial Planning and Analysis at Amdahl Corporation, (a subsidiary of Fujitsu Limited), a provider of information technology products, from November 1995 to September 1997. Mr. Case previously served as Executive Vice President, Martin Marietta Overseas Corporation and held a variety of financial management positions while at General Electric Corporation for 12 years.

            Mr. Fred J. Wiele joined the Company in August 1998 as Vice President of Marketing. From June 1996 to June 1998, Mr. Wiele served as Senior Vice President of Sales and Marketing at Komag Corporation, a provider of thin-film disks. Prior to that, Mr. Wiele was with IBM for 31 years in various senior sales and marketing capacities, including General Manager and Vice President of Worldwide Sales and Marketing for the IBM Storage Products Company. Also, during his tenure at IBM, Mr. Wiele was U.S. Director of Marketing and Support for the IBM AS/400, and spent 13 years with IBM Europe.

            Mr. John S. Coviello joined the Company in March 1998 as Senior Director of Product Engineering. In September 1998, Mr. Coviello was appointed as Vice President of Research and Development. Prior to that, Mr. Coviello served as Vice President of Engineering at Primix Solutions (formerly OneWave, Inc.), a provider of consulting and system integration solutions, from July 1996 to September 1997. Prior to that, Mr. Coviello served as Vice President of Technology, Planning & Architecture for SABRE at American Airlines/The SABRE Group from March 1994 to July 1996. Prior to that, Mr. Coviello was with Amdahl Corporation for six years in various senior management positions, including Director of Open Systems Marketing and Director of Open Systems Development. Prior to that, Mr. Coviello was with Bank of America for two years as Director and Vice President. Mr. Coviello also held a variety of engineering management positions while at IBM for 17 years.

            Mr. R. Stephen Cheheyl has served as a Director of the Company since April 1995. From October 1994 until he retired in December 1995, Mr. Cheheyl served as an Executive Vice President of Bay Networks, Inc., which was formed through the merger of Wellfleet Communications, Inc. ("Wellfleet") and Synoptics Communications Inc. From December 1990 to October 1994, Mr. Cheheyl served as Senior Vice President of Finance and Administration at Wellfleet. He also serves as a director of MCMS, Inc., Infinium Software, Inc. and Sapient Corporation.

            Dr. W. Frank King has served as a Director of the Company since October 1994. Dr. King has served as President, Chief Executive Officer and a Director of PSW Technologies, Inc., a software services firm, since October 1996. From 1992 to October 1996, Dr. King served as President of Pencom Software, a division of Pencom Systems, Inc. From 1988 to 1992, Dr. King was Senior Vice President of the Software Business group of Lotus, a software publishing company. Prior to joining Lotus, Dr. King was with IBM, a technology company, for 19 years, where his last position was Vice President of Development for the Personal Computing Division. Dr. King earned a doctorate in electrical engineering from Princeton University, a master's degree in electrical engineering from Stanford University and a bachelor's degree in electrical engineering from the University of Florida. He serves on the Boards of Directors of Best Software, Inc., Excalibur Technologies Corporation, SystemSoft and Natural Microsystems, Inc.

            Mr. David F. Marquardt has served as a Director of the Company since April 1989. Since August 1995, Mr. Marquardt has been a general partner at August Capital which is a private venture capital partnership. Since August 1980, Mr. Marquardt has been a general partner of various Technology Venture Investors entities which are private venture capital limited partnerships. Mr. Marquardt is also a Director of Microsoft Corporation, Farallon Communication, Inc., Visioneer, Inc. and several privately held companies.

ITEM 2.     PROPERTIES

            The Company is headquartered in Santa Clara, California, where it leases an aggregate of approximately 269,000 square feet of space which houses administrative, finance, sales and marketing, manufacturing, customer service and product development activities. The lease for these facilities expires in February 2010. In addition, the lease agreement contain three successive options to extend the lease term for sixty months each. The Company leases additional sales and support offices located in the United States, Canada, the United Kingdom, France, Germany and Japan. The Company believes that its facilities are adequate to meet the Company's current business requirements, and that suitable additional space will be available as needed to accommodate further physical expansion of corporate operations and for additional sales and support offices. See also Note 5 of Notes to Consolidated Financial Statements.

ITEM 3.     LEGAL PROCEEDINGS

            From time to time, the Company is involved in legal proceedings incidental to the conduct of its business. The Company believes that the litigation, individually or in the aggregate, to which it is currently a party, is not likely to have a material adverse effect on the Company's results of operations or financial condition.

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

                                  High               Low
                                  ----               ---
Fourth Quarter of 1998          $ 9.25            $ 4.25

Third Quarter of 1998           $10.6875          $ 7.75

Second Quarter of 1998          $12.625           $ 9.1875

First Quarter of 1998           $13.125           $ 7.50

Fourth Quarter of 1997          $13.125           $ 7.50

Third Quarter of 1997           $14.75            $10.625

Second Quarter of 1997          $15.50            $10.125

First Quarter of 1997           $17.00            $10.00


The Company believes that a number of factors including, but not limited to, quarterly fluctuations in results of operations may cause the market price of its common stock to fluctuate significantly. See "Management's Discussion and Analysis - Factors That May Affect Future Results."

            As of September 15, 1998, the approximate number of common stockholders of record was 667.

            The Company has not, to date, paid cash dividends on its capital stock. The Company currently intends to retain earnings for use within its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

                                                                   Fiscal Year Ended
                                           --------------------------------------------------------------------
                                                        (In thousands, except per share amounts)

                                            June 30,         June 30,        June 30,     June 30,     June 30,
                                              1998             1997            1996         1995         1994
                                           --------         --------        --------     --------      -------
Revenues ................................  $168,912         $202,486        $162,640     $115,625      $83,280
Income (loss)  before income taxes ......   (26,668)          24,362          29,597       15,912        9,786
Net income (loss) .......................   (17,334)          13,420          19,830       12,411        8,318
Net income (loss) per share
       Basic ............................  $  (0.69)        $   0.54        $   0.84     $   0.54      $  0.36
       Diluted ..........................  $  (0.69)(1)     $   0.52(2)     $   0.77     $   0.51      $  0.34

Shares used for net income
  (loss) per share
       Basic ............................    25,268           24,641          23,701       23,029       23,219
       Diluted ..........................    25,268           25,268          25,702       24,371       24,694
Total assets ............................   147,193          157,152         135,844      106,526       85,433
Long-term obligations ...................        --               --              --          159          399




(1) Includes the costs associated with write-down of disk drive inventory to its net realizable value as a result of rapid price declines of 4 gigabyte disk drives and restructuring charges. Exclusive of these charges, diluted net loss per share for fiscal 1998 would have been $0.26.

(2) Includes the costs associated with the acquisition of Alphatronix, Inc. in the fourth quarter of fiscal 1997. Exclusive of these acquisition costs, diluted net earnings per share for fiscal 1997 would have been $0.81.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

            Revenues for the fiscal year ended June 30, 1998 of $168.9 million decreased 16.6% over fiscal year 1997 revenues of $202.5 million. To date, the Company has shipped approximately 2,500 data servers.

            The following table sets forth for the fiscal years indicated the percentage of total revenues represented by certain line items in the Company's Statement of Operations:

Years Ended June 30,                              1998      1997     1996
                                                  ----      ----     ----
Revenues ......................................    100%      100%     100%
Cost of revenues ..............................     55        46       44
                                                  ----      ----     ----

        Gross margin ..........................     45        54       56
                                                  ----      ----     ----
Operating Expenses
    Marketing and sales .......................     32        24       23
    Research and development ..................     20        12       11
    General and administrative ................      6         4        5
    Restructuring charges .....................      4        --       --
    In-process research and development .......     --         3       --
                                                  ----      ----     ----
          Income (loss) from operations .......    (17)       11       17
Other income ..................................      1         1        1
                                                  ----      ----     ----
          Income (loss) before income taxes ...    (16)       12       18
(Benefit) provision for income taxes ..........     (6)        5        6
                                                  ----      ----     ----
Net income (loss) .............................    (10%)       7%      12%
                                                  ====      ====     ====

REVENUES

            Product revenue includes hardware sales and software license fees. Effective July 1, 1997, the Company changed its revenue recognition policy on system sales to end users such that revenues from system sales are generally recognized upon shipment. Previously, the Company generally recognized system sales to end users when the equipment had been shipped, installed and accepted by the end user. The reason for this change was to better conform the Company's policy with industry practices. The installation of the Company's systems is not considered a significant obligation and acceptance by the customer is not considered a significant uncertainty. Revenues from upgrade sales are generally recognized at the time the equipment is shipped. Provisions for product sales returns and allowances are recorded in the same period as the related revenue. Revenue earned under software license agreements with end users are generally recognized when the software has been shipped and there are no significant obligations remaining.

            Service revenue includes installation, maintenance and training and is recognized ratably over the contractual period or as the services are provided.

            The following table sets forth the principal components of the Company's revenues:

Years Ended June 30,          1998        1997        1996
                            --------    --------    --------
Product revenue ..........  $142,812    $182,533    $146,913
Service revenue ..........    26,100      19,953      15,727
                            --------    --------    --------
          Total revenues    $168,912    $202,486    $162,640
                            ========    ========    ========

            Product revenue decreased $39.7 million or 22% in fiscal 1998 as compared to fiscal 1997 after growth of $35.6 million, or 24% in fiscal 1997 as compared to fiscal 1996. The fiscal 1998 decrease was due to a $30.5 million one-time order from a large internet service provider in fiscal 1997 and a $10.1 million decrease in revenue from Japan, which made revenue comparisons difficult, compounded by product transition issues and increased competitive pressures. The fiscal 1997 increases were attributable to the $30.5 million one-time order, higher average system prices and increased sales of upgrades to the Company's installed base. Revenue from product upgrades, which primarily consist of additional processors (or upgrades of existing processors), memory disk and tape drives, remained relatively stable as a percentage of total revenue in fiscal 1998. Revenue from product upgrades increased to 43% in fiscal 1997 and 39% in fiscal 1996. The fiscal 1997 increase in product upgrade revenue as a percentage of total revenues compared to fiscal 1996 was primarily due to the expansion of the installed base of customers, demand from customers for increased storage capacity and the Company's periodic product enhancements.

            The Company provides ongoing support and maintenance to its end-user customers, distributors and OEMs, generally under annual service agreements. Service revenue as a percentage of total revenues increased to 16% in fiscal 1998 from 10% in fiscal 1997 and 1996. The increase in service revenue as a percentage of total revenues compared to fiscal 1997 was primarily due to the expansion of the installed base of customers and the Company's investment in expanding its Customer Service organization.

            The following table sets forth the Company's revenue by geographic area (in thousands):

Years Ended June 30,                   1998                     1997                     1996
                               ---------------------    --------------------    ----------------------
North America ...............  $116,835          69%    $142,536          70%    $110,163          68%
Pacific Rim .................    23,388          14%      31,759          16%      36,229          22%
Europe ......................    28,689          17%      28,191          14%      16,248          10%
                               --------    --------     --------    --------     --------    --------
  Total revenues               $168,912         100%    $202,486         100%    $162,640         100%
                               ========    ========     ========    ========     ========    ========

            Revenue from North America decreased $25.7 million in fiscal 1998 compared to fiscal 1997 and increased $32.4 million in fiscal 1997 compared to fiscal 1996. The fiscal 1998 decrease was due to a $30.5 million one-time order from a large internet service provider in fiscal 1997. Revenue from the Pacific Rim decreased $8.4 million in fiscal 1998 compared to fiscal 1997 and decreased $4.5 million in fiscal 1997 compared to fiscal 1996. The decrease in Pacific Rim revenue as a percentage of total revenue and in absolute dollars in fiscal 1998, 1997 and 1996 was primarily due to the reorganization of a major OEM partner and weakness in the Japanese economy.

            Sales of products and services to Intel accounted for 20%, 10% and 10% of total revenues for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Sales to AOL accounted for 15% of total revenues for the fiscal year ended June 30, 1997. Additionally, sales to Fuji Xerox accounted for 13% of total revenues for the fiscal year ended June 30, 1996. No other customer accounted for 10% or more of total revenues for any of the three years in the period ended June 30, 1998. Intel is not obligated to purchase any minimum level of products from the Company. Accordingly, there can be no assurance that sales of products and services to Intel will not decline, either in absolute dollar amounts or as a percentage of total revenues, in future periods and that any such declines will not have a material adverse effect on the Company's results of operations.

GROSS MARGIN

            The Company's gross margin was 45%, 54% and 56% in fiscal 1998, 1997 and 1996, respectively. Costs of revenues include material costs, manufacturing and service overhead costs, installation and warranty expenses, obsolescence, the cost of spare parts and other related costs. The decrease in gross margins in fiscal 1998 compared to fiscal 1997 was primarily due to $9.4 million of charges incurred for the write-down of disk drive inventory to its net realizable value as a result of rapid price declines of four-gigabyte drives coupled with an accelerated transition by the Company to nine-gigabyte drive technology and product obsolescence. The decrease in gross margins in fiscal 1997 compared to fiscal 1996 was due to pricing on systems sales and lower margins on service. This was partially offset by a significant increase in software revenue.

OPERATING EXPENSES

            Marketing and sales expenses increased $6.4 million in fiscal 1998 compared to fiscal 1997 and increased $10.4 million in fiscal 1997 compared to fiscal 1996, and were 32%, 24% and 23% of total revenue in fiscal 1998, 1997 and 1996, respectively. The increase in absolute dollars and as a percentage of sales was the result of an expansion of the North American direct sales operations, the growth of direct sales operations of the Company's international subsidiaries and lower total revenues in fiscal 1998.

            Research and development expenses increased $9.6 million in fiscal 1998 compared to fiscal 1997 and increased $6.6 million in fiscal 1997 compared to fiscal 1996, and represented 20%, 12% and 11% of total revenues in fiscal 1998, 1997 and 1996, respectively. The increase in research and development expenses both in absolute dollars and as a percentage of total revenue in fiscal 1998 compared to fiscal 1997 was primarily due to new product development efforts, the funding of the Company's new research and development facility acquired in the Alphatronix acquisition and the lower total revenue in fiscal 1998. The Company believes that in order to remain competitive, it will need to continue to make substantial investments in new and enhanced products, and it anticipates that research and development expenses may increase in both absolute amounts and/or as a percentage of total revenue from current levels.

            General and administrative expenses increased $1.4 million in fiscal 1998 compared to fiscal 1997 and increased $200,000 in fiscal 1997 compared to fiscal 1996. Such expenses represented approximately 5% of total revenue in each of fiscal 1998, 1997 and 1996. General and administrative expenses increased in fiscal 1998 compared to fiscal 1997 primarily due to the cost of expanding new facilities occupied in February 1998. General and administrative expenses remained generally flat in absolute dollars in fiscal 1997 compared to fiscal 1996.

            In the fourth quarter of fiscal 1998, the Company recorded a $7.3 million restructuring charge to cover the planned costs of reducing certain sectors of its workforce, scaling back its facilities and writing-down equipment and other assets. These charges reflect steps the Company is taking to improve its product development efforts, streamline operations and reduce overall costs.

            On June 30, 1997, the Company acquired all of the outstanding shares of Alphatronix for a total purchase price of $7.7 million. The acquisition was accounted for using the purchase method of accounting. A portion of the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value. The fair value of tangible assets acquired and liabilities assumed was $300,000 and $300,000, respectively. In addition, $7.4 million of the purchase price was allocated to in-process research and development projects that had not reached technological feasibility and had no probable alternative future uses, which the Company expensed in fiscal 1997 as a non-recurring charge. The remainder of the purchase price, $300,000, was allocated to goodwill and is being amortized over five years on a straight-line basis. See Note 3 of Notes to the Consolidated Financial Statements. Alphatronix's R&D projects relate primarily to developing a suite of network data management software applications. There can be no assurance that the Company will succeed in making commercially viable products from the Alphatronix research and development.

OTHER INCOME

            Other income and expense resulted in income of $1.7 million, $2.4 million and $1.8 million in fiscal 1998, 1997 and 1996, respectively. Other income and expense includes interest income, interest expense and foreign exchange gains and losses. Interest income was $2.4 million, $2.3 million and $1.8 million in fiscal 1998, 1997 and 1996, respectively. The increase in interest income in fiscal 1998 and 1997 as compared to fiscal 1996 primarily relates to an increase in the cash and short-term investments balances.

PROVISION FOR INCOME TAXES

            As of June 30, 1998, the Company had gross deferred tax assets of approximately $9.0 million. Management has determined, based on the Company's history of prior operating earnings, the ability to carry back net operating losses to prior periods and its expectations for future years, that it is more likely than not that the deferred tax asset is realizable. However, no assurances can be given that sufficient taxable income will be generated in future years for the utilization of the deferred tax asset.

            The Company recognized a tax benefit of approximately $9.3 million for fiscal 1998, which will be realized in fiscal 1999, due to the anticipated carryback of current net operating losses to prior periods. The provision for income taxes was approximately $10.9 million in fiscal 1997 and $9.8 million in fiscal 1996, representing effective tax rates of approximately 45% and 33%, respectively. The increase in the effective tax rate in fiscal 1997 compared to fiscal 1996 was attributable to the fact that the Company had not provided any tax benefits related to the write-off of in-process research and development expenses of approximately $7.4 million resulting from the acquisition of Alphatronix in fiscal 1997. Excluding the write-off of in-process research and development expenses, which accounts for an increase of 10.5% in the effective tax rate in fiscal 1997, the Company's effective tax rate would have been 34.5%.

QUARTERLY RESULTS OF OPERATIONS

            The following table sets forth selected unaudited quarterly financial information for the Company's last eight quarters. This unaudited information has been prepared on the same basis as the audited information and in management's opinion reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information for the periods presented. Based on the Company's operating history and factors that may cause fluctuations in the quarterly results, quarter-to-quarter comparisons should not be relied upon as indicators of future performance. Although the Company's revenues are not generally seasonal in nature, the Company has experienced decreases in first quarter revenue versus the preceding fourth quarter which are believed to result primarily from the capital asset purchase cycle of the Company's customers.

            The level of the Company's operating expenses is partially based on its expectations of future revenue. The Company's results of operations may be adversely affected if revenue does not materialize in a period as expected. Since expense levels are usually committed in advance of revenue and because only a small portion of expenses vary with revenue, the Company's net income may be impacted significantly by lower revenue. The Company's revenue decreased each quarter in fiscal 1998 compared to the corresponding quarter in the prior year. This decrease was due principally to lower sales volume or lower average selling prices of the Company's products as a result of product transition issues, increased competitive pressures and weakness in Japan.

1998 SUMMARY BY QUARTER
(In thousands, except per share amounts)     First       Second        Third          Fourth           Year
                                             -----       ------        -----          ------           ----
Revenues                                   $48,588      $ 43,442        $40,386       $ 36,496        $168,912
Gross margin                                25,262        12,515         21,505         17,251          76,533
Income (loss) before taxes                   2,756       (11,668)        (3,578)       (14,178)        (26,668)
Net income (loss)                            1,791        (7,584)        (2,326)        (9,215)        (17,334)
Net income (loss) per share
        Basic                              $  0.07      $  (0.30)       $ (0.09)      $  (0.36)       $  (0.69)
        Diluted                            $  0.07      $  (0.30)(1)    $ (0.09)      $  (0.36)(2)    $  (0.69)(3)


1997 SUMMARY BY QUARTER
(In thousands, except per share amounts)     First       Second        Third        Fourth         Year
                                             -----       ------        -----        ------        -----
Revenues                                   $43,012      $49,082       $55,602       $54,790      $202,486
Gross margin                                23,912       26,645        30,458        28,463       109,478
Income before taxes                          6,620        7,603        10,057            82        24,362
Net income (loss)                            4,270        4,904         6,487        (2,241)       13,420
Net income (loss) per share
    Basic                                  $  0.17        $0.20       $  0.26       $ (0.09)     $   0.54
    Diluted                                $  0.17        $0.19       $  0.25       $ (0.09)     $   0.52(4)


(1) Includes the costs associated with write-down of disk drive inventory to its net realizable value as a result of rapid price declines of 4-gigabyte disk drive of $9,389,000. Exclusive of this charge, net diluted loss per share for second quarter 1998 would have been $0.06.

(2) Includes the costs associated with restructuring charges of $7,349,000. Exclusive of this charge, net diluted loss per share for fourth quarter 1998 would have been $0.17.

(3) Includes the costs associated with write-down of disk drive inventory to its net realizable value as a result of rapid price declines of 4-gigabyte disk drives and restructuring charges. Exclusive of these charges, net diluted loss per share for fiscal 1998 would have been $0.26.

(4) Includes the costs associated with the acquisition of Alphatronix in the fourth quarter of fiscal 1997. Exclusive of these acquisition costs, net diluted earnings per share for fiscal 1997 would have been $0.81.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's cash, cash equivalents and short-term investments decreased $10.1 million as of June 30, 1998, compared to June 30, 1997. The Company generated approximately $14.6 million, $28.6 million and $16.9 million in cash from operating activities in fiscal 1998, 1997 and 1996, respectively. The decrease in net cash from operating activities in fiscal 1998 compared to fiscal 1997 was primarily due to the Company's net loss for the year and the increase in the income tax refund receivable which was offset by a reduction in accounts receivable.

            The Company's principal investing activities consisted of the purchase of property and equipment amounting to $28.9 million, $16.4 million and $15.4 million in fiscal 1998, 1997 and 1996, respectively. These expenditures were for leasehold improvements, equipment for research and development, manufacturing test equipment, office equipment and spare parts to support customer service contracts. Additionally, the Company disbursed $17.2 million in connection with capital expenditures and leasehold improvements for a new facility, which it occupied in February 1998. Purchases of short-term investments represent reinvestment of the proceeds from sale and maturities of short-term investments and investment of cash and cash equivalents into short-term investments. The Company also used net cash of $5.6 million for the acquisition of Alphatronix in fiscal 1997.

            The Company's primary financing activities included proceeds from the sale of its Common Stock pursuant to employee benefit plans of $4.3 million, $4.1 million and $5.0 million in fiscal 1998, 1997 and 1996, respectively.

            As of June 30, 1998, working capital was $79.4 million as compared with $105.4 million as of June 30, 1997. Based on its current operating plans, the Company believes that its existing cash, cash equivalents and short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditures requirements at least through the next 12 months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

            The seventh paragraph of the section entitled "The Company" in Part I; the seventh paragraph of the section entitled "Products" in Part I; the first sentence in the fourth paragraph of the section entitled "Distribution" in Part I; the fourth sentence of the second paragraph of the section entitled "Research and Development" in Part I; the last sentence in the second paragraph of the section entitled "Operating Expenses" in Part II; the second sentence of the first paragraph of the section entitled "Provision for Income Taxes" in Part II; the last sentence of the fourth paragraph under the section entitled "Liquidity and Capital Resources" in Part II; the third sentence of the risk factor entitled "Software Product Risks" in "Factors That May Affect Future Performance" in Part II; the third sentence of the risk factor entitled "New Products" in "Factors That May Affect Future Performance"; the second sentence of the risk factors entitled "Risks of International Sales" in "Factors That May Affect Future Performance"; the fifth, sixth and seventh sentence of the first paragraph, the second sentence of the fourth paragraph, the entire eighth paragraph, the last sentence of the ninth paragraph, the last sentence of the tenth paragraph and the entire eleventh paragraph of the section entitled "Year 2000 Compliance" in "Factors That May Affect Future Performance" contain forward looking statements as defined in the

Private Securities Litigation Reform Act of 1995. The Company may also make oral and written forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below. The Company undertakes no obligation to update such information.

            POTENTIAL SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS

            The Company's operating results may fluctuate significantly from quarter to quarter due to a combination of factors. These factors include the timing of orders, the timing of new product introductions by the Company or its competitors, and the mix of distribution channels through which the Company's products are sold. The Company generally realizes higher gross margins on sales of systems to end users and on single-system sales than on systems sold through distributors and OEMs and on multiple-system sales. In addition, given the Company's focus on highly configured enterprise class systems, the loss or delay in a given quarter of a relatively limited number of system sales could adversely affect the Company's revenues. Historically, the Company often has recognized a substantial portion of its revenues in the last month of any given quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of revenues could cause significant variations in operating results from quarter to quarter.

            COMPETITIVE MARKET

            The market for the Company's products is highly competitive. The Company experiences substantial competition, principally from Sun Microsystems, Hewlett-Packard Company and Silicon Graphics, Inc., among others. Some companies have introduced proprietary products to provide network attached storage. Most of the Company's competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its products are competitive, price competition in the markets for the Company's products is intense. Any material reduction in the price of the Company's products without corresponding decreases in manufacturing costs and increases in unit volume would negatively affect gross margins, which could in turn have a material adverse effect on the Company's business, financial condition and results of operations. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base of customers, including additional processors, memory and disk. Increased competition for the Company's products that results in lower product sales could also adversely impact the Company's upgrades sales. In addition, decisions by customers not to increase capacity to their current systems could adversely impact the Company's revenues and results of operations. The Company's ability to maintain its competitive position will depend upon, among other factors, its success in anticipating industry trends, investing in product research and development, developing new products with improved price/performance characteristics and effectively managing the introduction of new products into targeted markets.

            DEPENDENCE ON KEY PERSONNEL

            Competition for employees with highly technical, management and other skills is intense in the computer industry and is particularly intense in the San Francisco Bay Area. The Company has in the recent past encountered some difficulties in fulfilling its hiring needs and retaining key employees in this employment market, and there can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future. The Company's failure to retain the services of key personnel or to attract additional qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations.

            SOFTWARE PRODUCT RISKS

            The Company markets optional software products in addition to its line of network file servers. These software products include: NeTservices(TM), DriveGuard(TM), FastBackup(TM), ServerGuard(TM), ServerGuard Global(TM) and DataGuard(TM). The Company also expects to release enhancements and new features for these products from time to time. Although the Company performs extensive testing prior to releasing software products, such products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments; any of which could result in a materially adverse effect on the Company's business, financial condition and results of operations.

            NEW PRODUCTS

            New product introductions by the Company or its competitors carry the risk that customers could delay or cancel orders for existing products pending shipment of the new products. For instance, product transition issues had an adverse impact on North America revenue in fiscal 1998. The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis. There can be no assurance that the Company will not experience difficulties that delay or prevent the successful development, introduction or marketing of these products and enhancements or that these new products and enhancements will adequately address market requirements, achieve market acceptance or generate substantial sales. Additionally, delays in the launch or lack of availability of new products could have a material adverse effect on the Company's business, financial condition and results of operations.

            DEPENDENCE ON ESTABLISHED STANDARDS

            The rapid emergence of new or alternate standards such as Windows NT which replace or diminish the market acceptance of UNIX operating systems or NFS, on which the Company's products are currently based, could materially and adversely affect the Company's results of operations unless the Company is able to incorporate any such standards in the Company's products in a timely manner.

            DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

            For fiscal 1998 and 1997, direct sales of products and services to Intel represented approximately 20% and 10%, respectively, of the Company's revenues. Also in fiscal 1997, direct sales of products and services to AOL represented approximately 15% of the Company's revenues. For fiscal year 1996, sales to Fuji Xerox, the Company's non-exclusive master value-added distributor in Japan, represented approximately 13% of the Company's revenues. Intel, AOL and Fuji Xerox are not obligated to purchase any minimum level of products from the Company. Additional significant reductions in product sales to Intel, AOL or Fuji Xerox would materially and adversely affect the Company's business, financial condition and results of operations. For example, the reduced purchases by AOL and Fuji Xerox contributed to lower revenue in fiscal 1998.

            DEPENDENCE ON CERTAIN SUPPLIERS

            Certain of the Company's products contain critical components supplied by a single or limited number of third parties. While the Company has an inventory of these critical components, any significant or prolonged shortage of these components or the failure of the third-party suppliers to maintain or enhance these components could materially and adversely affect the Company's results of operations.

            EXCESS OR OBSOLETE INVENTORY

            Managing the Company's inventory of components and finished products is a complex task. A number of factors, including but not limited to, the need to maintain a significant inventory of certain components which are in short supply or which must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in the Company maintaining large amounts of inventory. Other factors, including changes in market demand and technology, may cause inventory to become obsolete. Any excess or obsolete inventory could result in price reductions and/or inventory write-downs, which in turn could adversely affect the Company and its results of operations. For example, the Company wrote-down $9.4 million of certain disk drive inventories in the second quarter of fiscal 1998, and this write-down had an adverse effect on gross margins.

            RISKS OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

            During fiscal 1998 and 1997, approximately 31% and 30%, respectively, of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business. However, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful. The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, the Company experienced a decrease in revenues from the Pacific Rim during fiscal 1998 due to further weakness in the Japanese economy and effects from continuing organizational change at one of the Company's major Japanese distributors. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. Continued increases in the value of the U.S. dollar relative to foreign currencies will make the Company's products sold internationally less price competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. The Company's international business may further be affected by risks such as trade restrictions, increase in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of whom are entitled to carry products of the Company's competitors. There can be no assurance that any of the foregoing risks or issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

            STOCK MARKET FLUCTUATIONS

            In recent years, the stock market in general and the market for technology stocks in particular, including the Company's Common Stock, have experienced extreme price fluctuations. The market price of the Company's Common Stock may be significantly affected by various factors such as quarterly variations in the Company's operating results, changes in revenue growth rates for the Company as a whole or for specific geographic areas or products, changes in earning estimates by market analysts, the announcements of new products or product enhancements by the Company or its competitors, speculation in the press or analyst community, and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future.

            INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS; PENDING LITIGATION

            The Company currently relies on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to protect its proprietary rights in its hardware and software products. The Company currently holds seven United States patents and has filed applications for additional patents. The Company also has filed applications for counterpart patents in foreign countries, including Japan. There can be no assurance that the Company's present or future competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, there can be no assurance that the Company's patent applications will result in issued patents, or that the Company's issued patents will be upheld if challenged. Additionally, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company in the future with respect to current or future projects or that any such assertions may not require the Company to refrain from the sale of its products, enter into royalty arrangements or undertake costly litigation.

            The Company's adherence to industry standards with respect to its products limits the Company's opportunities to provide proprietary features which may be protected. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

            The Company is subject to various claims which arise in the normal course of business. The Company believes that the litigation, individually or in the aggregate, to which it is currently a party, is not likely to have a material adverse effect on the Company's results of operations or financial condition.


            YEAR 2000 COMPLIANCE

            The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize date-sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with the Year 2000 problem. The Company's new products, as of fiscal 1998, are being designed to be Year 2000 compliant (as the Company has defined that term in its published statements). However, some of the Company's older products will not be Year 2000 compliant and, as a result, the Company's customers will be required to upgrade these products. Although products have undergone, or will undergo, the Company's normal quality testing procedures, there can be no assurance that the Company's products will contain all necessary date code changes. Any failure of the Company's products to perform, including system malfunctions due to the onset of Year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's customers could choose to convert to other Year 2000 compliant products or to develop their own products in order to avoid such malfunctions, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

            The Company currently is in the process of auditing its own information technology infrastructure for Year 2000 compliance, including reviewing what actions are required to make all software systems Year 2000 compliant as well as actions needed to mitigate the risks of Year 2000. Such actions include a review of vendors' contracts, attention to Year 2000 issues in future contracts with vendors and formal communications with suppliers requesting that they certify that their products are Year 2000 compliant.

            STATE OF READINESS

            The Company has been actively addressing the Year 2000 issues since fiscal 1997. The following sections broadly address Year 2000 matters with respect to the Company's (a) suppliers, (b) facilities and infrastructure, (c) information technology systems, (d) engineering infrastructure, and (e) manufacturing operation Year 2000 compliance assessment.

            Suppliers

            During fiscal 1998, the Company sent a Year 2000 Readiness Letter/Questionaire to its suppliers. Very few responses to this letter were received and, as a result, the Company is undertaking the following: (1) a new Readiness Letter/Questionaire is being generated and will be mailed to all suppliers by the end of October 1998; (2) the Company is in the process of identifying and devoting resources to ensure the Year 2000 compliance of significant and/or critical suppliers; (3) supplier response to the new Year 2000 Readiness Letter/Questionaire will be closely monitored; and (4) follow-up communication will be initiated with significant and/or critical suppliers who do not respond to the Year 2000 Readiness Letter/Questionaire. Based on their responses and results of the Readiness Letter/Questionaire, alternate suppliers may need to be identified by the Company. There can be no assurance that the Company will be able to find suitable alternate suppliers and contract with them on reasonable terms, or at all, and such inability could have a material and adverse impact on the Company's business and results of operations.

            Facilities and Infrastructure

            The Company's new headquarters facility in Santa Clara and domestic remote sites are Year 2000 compliant with respect to building automation systems and electronic security systems. The Company has presented formal queries to landlords, local fire departments and utility providers with regard to Year 2000 compliance/readiness. Formal responses have not been received as of this filing. The Company believes that its English and French facilities are Year 2000 compliant; however, the German and Japanese facilities have not responded formally to the Company's inquiries as of this filing.

            Information Technology Systems

            Over the past several years, the Company has invested in a number of Year 2000 compliant PBXs and voice-mail systems. The one current non-compliant Year 2000 PBX system resides in Alphatronix. Plans are in place to migrate this system to a Year 2000 compliant PBX system by the end of calendar year 1998. No effort has yet been spent on verifying Year 2000 compliance of local telephone systems of most sales offices, and the Company expects to have verified such compliance by the end of fiscal 1999.

            The Company believes that its internal production data communication network is Year 2000 compliant. A majority of the key components of the network, which the Company believes to be Year 2000 compliant, were installed within the past nine months. The Company's wide-area network requirements are provided by a major national and international carrier, and the Company expects this carrier to be Year 2000 compliant. For local services that are provided by local carriers, the Company has not yet invested a significant amount of time to verify their Year 2000 readiness, but intends to verify compliance by the end of fiscal 1999.

            The Company has replaced or upgraded, or is in the process of replacing/upgrading, many of its core applications systems. A new Year 2000 compliant enterprise resource planning package was installed in the first calendar quarter of 1998. An upgrade to a newer version of this package is planned for the fourth calendar quarter of 1998 which incorporates several Year 2000 compliance -- related bug fixes. An active project is underway to upgrade the Company's payroll and human resources systems to Year 2000 compliant systems by the end of September 1998. The Company's customer call tracking system is being upgraded to provide additional functionality and stability. Part of the project plan for this upgrade will be to confirm the vendor's assertion that the product is Year 2000 compliant. During fiscal 1998, the Company invested in a desktop upgrade program. The standard personal computers and laptop computers installed during this period are Year 2000 compliant to the extent the vendors have affirmed. Testing has confirmed the commonly used functions operate satisfactorily. Not every desktop application has been fully tested.

            Engineering Infrastructure

            The Company's engineering infrastructure is in a continual state of change due to the dynamic nature of the Company's business and focus on new products. As older products are retired and new products developed, the tools, equipment and laboratory environments change. The Company is in the process of assessing the Year 2000 issues of its engineering infrastructure and will complete such assessment by the end of September 1998.

            Manufacturing Operations

            The Company is primarily an assemble-to-order manufacturing operation. There is no significant automated assembly equipment on its manufacturing shop floor. The Company is in the process of reviewing its manufacturing operations for potential Year 2000 issues and will complete such assessment by the end of September 1998.

            COSTS TO ADDRESS YEAR 2000 ISSUES

            The Company expects to incur total software-, hardware- and systems-related costs of approximately $1.9 million and solutions providers costs of approximately $500,000 in connection with remediations of Year 2000 compliance issues. There can be no assurance that the cost estimates associated with the Company's Year 2000 issues will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's results of operations and financial condition.

            YEAR 2000 ISSUES

            The Company's Technical Support representatives work closely with customers to resolve problems, issues and questions. The Company's Customer Satisfaction organization uses several toll free phone numbers to address customer problems, issues and questions. These calls are logged and tracked using a call management system. Customer Satisfaction has a significant reliance on communications, voice-mail, email, paging, Web and file transfer program services and data communications. Given the number and variety of suppliers and their inter-dependencies, the number and location of worldwide customers and the number and locations of the various Technical Support offices, it is not feasible to fully test whether the Company will be able to guarantee that each customer will be able to contact and/or do business with Customer Satisfaction without disruption. The Company expects an increase in calls during the period of the Year 2000 transition, which will likely impact Customer Satisfaction responsiveness.

            CONTINGENCY PLANS

            The Company currently is in the process of preparing contingency plans for the Year 2000 compliance issues areas noted above and the Company anticipates completing those plans by September 1999. There can be no assurance that such measures will prevent the occurrence of Year 2000 problems, which could have a material adverse effect upon the Company's business, operating results and financial condition.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

            INTEREST RATE RISK

            The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company invests in high-credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company ensures the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk.

            The Company mitigates default risk by investing in safe and high-credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

            The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio.

                                                                             Years Ended June 30
                                                   ----------------------------------------------------------------------
(In Thousands)                                        1999      2000     2001      2002     2003    Thereafter      Total
--------------                                        ----      ----     ----      ----     ----    ----------      -----
Cash equivalents and short-term investments
     Fixed rate short-term investments             $21,358   $14,920        -         -        -           -      $36,278
     Average interest rate                            3.96%     3.56%       -         -        -           -         3.76%

            FOREIGN CURRENCY EXCHANGE RISK

            The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in certain European countries. During fiscal 1998, 1997, and 1996, the Company employed a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge local currency cash flows for payroll and other operating expenditures in these European countries. Under this program, increases or decreases in the Company's local currency operating expenses and other cash outflows, as translated into U.S. dollars, are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency cash outflows rather than to eliminate the possibility of short-term earnings volatility. As of June 30, 1998, the Company's foreign currency forward exchange contracts were comprised of $5.8 million in British Pounds and $2.0 million in German Marks.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

            Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders currently scheduled for November 19, 1998, and the information included in the Proxy Statement is incorporated herein by reference.

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

                                                                                                         Page
                        Report of Arthur Andersen LLP, Independent Public Accountants                    F-1

                        Consolidated Statements of Operations for the years ended June 30, 1998,         F-2
                        1997 and 1996

                        Consolidated Balance Sheets as of June 30, 1998  and 1997                        F-3

                        Consolidated Statements of Stockholders' Equity for the years ended June         F-4
                        30, 1998, 1997 and 1996

                        Consolidated Statements of Cash Flows for the years ended June 30, 1998,         F-5
                        1997 and 1996

                        Notes to Consolidated Financial Statements                                       F-6


              2.        FINANCIAL STATEMENT SCHEDULES

                        The following consolidated financial statement schedules for each of the three years in the period ending June 30, 1998, 1997 and 1996 are submitted herewith:
                                                                                                          Page


                        Schedule II - Valuation and Qualifying Accounts and Reserves                      S-1


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

3.2(1)         By-laws of Registrant as amended to date.

4.1(2)         Preferred Shares Rights Agreement between the Registrant and The
               First National Bank of Boston as Rights Agent dated April 19,
               1995.

10.1(1)(3)     1988 Stock Option Plan and forms of Incentive Stock Option
               Agreements and Nonstatutory Stock Option Agreements, as amended to date.

10.2(1)(3)(4)  1993 Directors' Stock Option Plan and forms of Option Agreements, as amended to date.

10.3(1)(3)(4)  1993 Employee Stock Purchase Plan and forms of Agreements, as amended to date.

10.4(1)(3)     401(k) Plan, as amended to date.

10.5(1)(3)     Summary of Executive Bonus Program.

10.6(1)(3)     Form of Directors' and Officers' Indemnification Agreement.

10.7(1)        Registration and Information Rights Agreement dated January 31,
               1992.

10.8(1)        Lease Agreement between the Registrant and The Prudential
               Insurance Company of America dated October 20, 1992.

10.9(1)(5)     OEM Agreement dated March 9, 1993 between the Registrant and Fuji
               Xerox Company, Ltd.

10.10(1)(5)    Distributor Agreement dated June 6, 1990 between the Registrant and Nissho Electronics Corporation, as amended on August 1, 1997.

10.11(1)(5)    Agreement between the Registrant and Solectron Corporation dated
               May 20, 1991, as amended on November 18, 1992.

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


Exhibit
Number                                Description
------                                -----------


10.14(1)       NFS Software Agreement between the Registrant and Sun
               Microsystems, Inc. dated September 29, 1988.

10.15(6,7)     Software Agreement between the Registrant and AT&T Information
               Systems Inc. dated June 2, 1988, as amended by Supplement Number
               1, Supplement Number 2 dated August 5, 1988 and Supplement Number
               3 dated August 10, 1990, as amended on June 28, 1993.

10.16(6,7)     Sublicensing Agreement between the Registrant and AT&T
               Information Systems Inc. dated August 30, 1988, as amended on
               June 28, 1993.

10.17(1)       Software Agreement between the Registrant and UNIX System
               Laboratories, Inc. dated April 29, 1992.

10.18(1) License Agreement with the Regents of the University of California dated June 9, 1988, as amended by Addendum dated
               October 21, 1988.

10.19(8,9)     Intel Corporation Purchase Agreement between Intel Corporation and the Registrant dated March 22, 1994.

10.20(10)      Warranty and Service Provider Agreement between the Registrant and AT&T Global Information Systems dated April 15, 1994.

10.21(10)      SunSoft Technology License and Distribution Agreement between the
               Registrant and SunSoft, Inc. dated December 17, 1993.

10.22(10)      Amendment No. 1 to Lease Agreement between the Registrant and
               WHC-SIX Real Estate dated June 8, 1995.

10.23(10)      Amendment No. 2 to Lease Agreement between the Registrant and
               WHC-SIX Real Estate dated February 28, 1996.

10.24(10)      Interactive SPARC Software and Sublicensing Agreement between
               Auspex Systems, Inc. and Interactive systems Corporation, dated
               November 15, 1991.

10.25(11)      Lease Agreement by and Between South Bay/San Tomas Associates and
               Auspex Systems, Inc. dated January 14, 1997.

10.26(11)      Lease Agreement by and Between South Bay/San Tomas Associates and
               Auspex Systems, Inc. dated January 14, 1997.

10.27(3,12)    1997 Stock Option Plan and Forms of Incentive Stock Option
               Agreements and Nonstatutory Stock Option Agreements, as amended to date.

10.28(3)       1998 Non-Statutory Stock Plan and Form of Option Agreements.

21.1           Subsidiaries of Registrant.

Exhibit
Number                                Description
------                                -----------


23.1           Consent of Arthur Andersen LLP, Independent Public Accountants.

24.1           Power of Attorney (See Page 31).

27.1           Financial Data Schedule.



(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 33-60052), which was declared effective on May 11, 1993.

(2) Incorporated by reference to Exhibit 1 filed in connection with the Registrant's Form 8-A which was filed on April 20, 1995.

(3) Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K pursuant to Item 14(c).

(4) Incorporated by reference to exhibits filed in connection with Registrants' Proxy Statement for the 1997 Annual Meeting of Stockholders, which was filed on October 14, 1997.

(5)      Confidential treatment granted by order effective May 11, 1993.

(6) Incorporated by reference to identically numbered exhibits filed in connection with Registrant's Form 10-K for the fiscal year ended June 25, 1993 (File No. 33-60052).

(7)      Confidential treatment granted by order effective January 14, 1994.

(8) Incorporated by reference to Exhibit 10.1 filed in connection with Registrant's Form 10-Q for the quarter ended March 31, 1994 (File No. 0-21432), which was filed on May 16, 1994.

(9)      Confidential treatment granted by order effective July 7, 1994.

(10) Incorporated by reference to exhibits filed in connection with the Registrant's Form 10-K for the fiscal year ended June 30, 1994 (File No. 0-21432), which was filed on September 28, 1994 and confidential treatment granted by order effective December 5, 1994.

(11) Incorporated by reference to exhibits filed in connection with Registrant's Form 10-K for the fiscal year ended June 30, 1997 (File No. 0-21432), which was filed on September 24, 1997.

(12) Incorporated by reference to exhibits filed in connection with Registrants' Proxy Statement for the Special Meeting of Stockholders held on April 23, 1998 which was filed on March 20, 1998.

(B)     REPORTS ON FORM 8-K:

            No report on Report Form 8-K was filed during the last quarter of the fiscal year ended June 30, 1998.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AUSPEX SYSTEMS, INC.


Date:     September 24, 1998            By:
                                           ------------------------------
                                           Bruce N. Moore, President and Chief
                                           Executive Officer

                                POWER OF ATTORNEY

            KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce N. Moore and R. Marshall Case, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of these attorneys-in-fact, or his or her substitute or substitutes may do, or cause to be done, by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

           Signature                                     Title                             Date
           ---------                                     -----                             ----



                                       President and Chief Executive Officer and      September 24, 1998
--------------------------------       Director
   (Bruce N. Moore)


                                       Vice President of Finance and                  September 24, 1998
--------------------------------       Chief Financial Officer
   (R. Marshall Case)

                                       Director                                       September 24, 1998
--------------------------------
   (R. Stephen Cheheyl)


                                       Director                                       September 24, 1998
--------------------------------
   (W. Frank King)

                                       Director                                       September 24, 1998
--------------------------------
   (David F. Marquardt)


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Auspex Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Auspex Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auspex Systems, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

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


                                                     ARTHUR ANDERSEN LLP


                                                     /s/ Arthur Andersen LLP


July 28, 1998
San Jose, California

                              AUSPEX SYSTEMS, INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)


Years Ended                                               June 30, 1998  June 30, 1997  June 30, 1996
                                                          -------------  -------------  -------------
Revenues
    Product revenue                                         $ 142,812     $ 182,533     $ 146,913
    Service revenue                                            26,100        19,953        15,727
                                                            ---------     ---------     ---------
        Total revenues                                        168,912       202,486       162,640
                                                            ---------     ---------     ---------

Cost of Revenues

    Cost of product revenue                                    74,407        79,062        62,126
    Cost of service revenue                                    17,972        13,946         9,840
                                                            ---------     ---------     ---------

        Total cost of revenues                                 92,379        93,008        71,966
                                                            ---------     ---------     ---------

        Gross margin                                           76,533       109,478        90,674
                                                            ---------     ---------     ---------

Operating Expenses

    Marketing and sales                                        54,483        48,047        37,647
    Research and development                                   34,000        24,449        17,843
    General and administrative                                  9,110         7,672         7,431
    Restructuring charges                                       7,349            --            --
    In-process research and development                            --         7,354            --
                                                            ---------     ---------     ---------

        Total operating expenses                              104,942        87,522        62,921
                                                            ---------     ---------     ---------

        Income (loss) from operations                         (28,409)       21,956        27,753
                                                            ---------     ---------     ---------

Other Income
    Interest income                                             2,430         2,265         1,813
    Interest expense                                              (38)          (20)          (81)
    Other income (expense)                                       (651)          161           112
                                                            ---------     ---------     ---------

        Total other income                                      1,741         2,406         1,844
                                                            ---------     ---------     ---------

        Income  (loss) before provision for income taxes      (26,668)       24,362        29,597

Provision for (benefit from) income taxes                      (9,334)       10,942         9,767
                                                            ---------     ---------     ---------

Net income (loss)                                           $ (17,334)    $  13,420     $  19,830
                                                            =========     =========     =========

Net income (loss) per share
        Basic                                               $   (0.69)    $    0.54     $    0.84
                                                            =========     =========     =========
        Diluted                                             $   (0.69)    $    0.52     $    0.77
                                                            =========     =========     =========

Number of shares used in per share computations
        Basic                                                  25,268        24,641        23,701
                                                            =========     =========     =========
        Diluted                                                25,268        25,658        25,702
                                                            =========     =========     =========

The accompanying notes are an integral part of these financial statements.

                               AUSPEX SYSTEMS, INC
                           Consolidated Balance Sheets
               (In thousand, except share and per share amounts)

                                   ASSETS
                                                         June 30,      June 30,
                                                          1998          1997
                                                        ---------     ---------
Current Assets
    Cash and cash equivalents                           $  23,312     $  25,056
    Short-term investments                                 27,449        35,830
    Accounts receivable, net of allowances
     of $1,709 and $1,193,
        respectively                                       25,642        43,130
    Inventories                                            12,208        18,096
    Income tax receivable                                   9,010            --
    Deferred tax assets and other                          13,819        12,158
                                                        ---------     ---------
        Total current assets                              111,440       134,270

Property and Equipment

    Computer and manufacturing equipment                   38,624        37,893
    System spares                                          17,391        17,465
    Furniture and fixtures                                  6,248         4,624
    Leasehold improvements                                 13,100         3,006
                                                        ---------     ---------
                                                           75,363        62,988
    Less - accumulated depreciation and amortization      (41,746)      (42,952)
                                                        ---------     ---------
        Total property and equipment, net                  33,617        20,036
                                                        ---------     ---------
Other Assets                                                2,136         2,846
                                                        ---------     ---------
                Total  assets                           $ 147,193     $ 157,152
                                                        =========     =========


            LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         June 30,      June 30,
                                                           1998          1997
                                                         ---------     ---------
Current Liabilities
    Accounts payable                                     $  10,066     $   6,906
    Accrued liabilities                                     12,434        12,344
    Deferred revenue                                         9,450         9,491
    Current portion of capital lease obligations                54            95
                                                         ---------     ---------
        Total current liabilities                           32,004        28,836

Stockholders' Equity
    Common stock, $.001 par value - 50,000,000
     shares authorized; 25,694,040 and
       25,004,965 shares issued and outstanding,
       respectively                                             26            25
    Additional paid-in capital                              82,756        78,435
    Accumulated earnings                                    32,927        50,261
    Unrealized gain (loss) from available-
     for-sale securities                                        38            (5)
    Cumulative translation adjustment                         (558)         (400)
                                                         ---------     ---------
      Total stockholders' equity                           115,189       128,316
                                                         ---------     ---------
           Total liabilities and stockholders' equity    $ 147,193     $ 157,152
                                                         =========     =========


The accompanying notes are an integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.
                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except share amounts)


                                                                                              Unrealized
                                                                                               (loss)
                                    Common Stock                                              gain from
                              ------------------------  Additional                            Available-   Cumulative
For the Three Years Ended                                Paid-in       Notes     Accumulated   For-Sale    Translation
June 30, 1998                   Shares       Amount      Capital    Receivable     Earnings   Securities   Adjustment      Total
                              -----------  ----------- -----------  -----------  -----------  -----------  -----------  -----------

BALANCE as of JUNE 30, 1995    23,301,126  $        23 $    63,929  $      (267) $    17,011  $        --  $         3  $    80,699

Issuance of common stock
   to employees                 1,065,632            1       4,829           --           --           --           --        4,830

Repayment of notes receivable          --           --          --          218           --           --           --          218

Repurchase of previously
   exercised stock options         (6,251)          --          (4)          --           --           --           --           (4)

Tax benefits related
to exercise of stock options           --           --       4,415           --           --           --           --        4,415

Translation adjustment                 --           --          --           --           --           --         (175)        (175)

Net income                             --           --          --           --       19,830           --           --       19,830
                              -----------  ----------- -----------  -----------  -----------  -----------  -----------  -----------

BALANCE, JUNE 30, 1996         24,360,507           24      73,169          (49)      36,841           --         (172)     109,813

Issuance of common stock
   to employees                   652,859            1       4,097           --           --           --           --        4,098

Repayment of notes receivable          --           --          --           49           --           --           --           49

Repurchase of previously
   exercised stock options         (8,401)          --         (10)          --           --           --           --          (10)

Tax benefits related to
   exercise of stock options           --           --       1,179           --           --           --           --        1,179

Unrealized loss on
   available-for-sale
   securities                          --           --          --           --           --           (5)          --           (5)

Translation adjustment                 --           --          --           --           --           --         (228)        (228)

Net income                             --           --          --           --       13,420           --           --       13,420
                              -----------  ----------- -----------  -----------  -----------  -----------  -----------  -----------

BALANCE, JUNE 30, 1997         25,004,965           25      78,435           --       50,261           (5)        (400)     128,316

Issuance of common stock
   to employees                   689,075            1       3,715           --           --           --           --        3,716

Tax benefits related to
   exercise of                         --           --         606           --           --           --           --          606
   stock options

Unrealized gain on
   available-for-                      --           --          --           --           --           43           --           43
   sale securities

Translation adjustment                 --           --          --           --           --           --         (158)        (158)


Net loss                               --           --          --           --      (17,334)          --           --      (17,334)
                              -----------  ----------- -----------  -----------  -----------  -----------  -----------  -----------

BALANCE, JUNE 30, 1998         25,694,040  $        26 $    82,756  $        --  $    32,927  $        38  $      (558) $   115,189
                              ===========  =========== ===========  ===========  ===========  ===========  ===========  ===========



The accompany notes are integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                 June 30,  June 30,  June 30,
Years Ended                                                                        1998      1997      1996
                                                                                 --------  --------  --------
Cash Flows from Operating Activities

    Net income (loss)                                                            $(17,334) $ 13,420  $ 19,830
    Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
           Depreciation and amortization                                           14,378    12,435     8,885
           Restructuring charges                                                    5,903        --        --
           In-process research and development                                         --     7,354        --
           Changes in assets and liabilities
               (Increase) decrease in accounts receivable                          17,488    (5,282)  (10,295)
               (Increase) decrease in inventories                                   2,188    (1,966)    1,014
                Increase in income tax receivable                                  (9,010)       --        --
               (Increase) decrease in deferred tax assets and other                (1,661)      289    (8,174)
               (Increase) decrease in other assets                                    157    (1,687)      579
               Increase (decrease) in accounts payable                              3,160       741    (1,248)
               Increase (decrease) in accrued liabilities                            (625)      371     4,989
               Increase (decrease) in deferred revenue                                (41)    2,913     1,285
                                                                                 --------  --------  --------

       Net cash provided by operating activities                                   14,603    28,588    16,865
                                                                                 --------  --------  --------

Cash Flows from Investing Activities
    Purchases of held-to-maturity short-term investments                               --        --   (37,818)
    Purchases of available-for-sale short-term investments                        (25,096)  (38,220)       --
    Proceeds from maturities of held-to-maturity short-term investments                --        --    30,858
    Proceeds from sales of held-to-maturity short-term investments                     --        --     4,591
    Proceeds from sales/maturities of available-for-sale short-term investments    33,520    30,734     1,048
    Payment for Alphatronix,Inc. acquisiton, net of cash acquired                      --    (5,600)       --
    Purchases of property and equipment                                           (28,894)  (16,385)  (15,405)
                                                                                 --------  --------  --------

       Net cash used in investing activities                                      (20,470)  (29,471)  (16,726)
                                                                                 --------  --------  --------
Cash Flows from Financing Activities
    Principal payments on capital lease obligations                                   (41)     (139)     (407)
    Proceeds from sale of common stock                                              4,322     4,147     5,048
    Repurchase of common stock                                                         --       (10)       (4)
                                                                                 --------  --------  --------
       Net cash provided by financing activities                                    4,281     3,998     4,637
                                                                                 --------  --------  --------
Effect of Exchange Rate Changes on Cash                                              (158)     (228)     (175)
                                                                                 --------  --------  --------
Net Increase (Decrease) in Cash and Cash Equivalents                               (1,744)    2,887     4,601
Cash and Cash Equivalents, Beginning of Year                                       25,056    22,169    17,568
                                                                                 --------  --------  --------
Cash and Cash Equivalents, End of Year                                           $ 23,312  $ 25,056  $ 22,169
                                                                                 ========  ========  ========

The accompanying notes are an integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     ORGANIZATION

Auspex Systems, Inc. (the "Company") was incorporated in 1987 in California and reincorporated in Delaware in 1991. The Company develops, manufactures, markets, sells and supports a line of high-performance UNIX/Windows NT multi-protocol network file/data servers for the technical workstation market. The Company's markets are principally in North America, Pacific Rim and Europe and include customers in the technical and commercial computing market. See Note 9 for information on revenues by geographic area.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION Product revenue includes hardware sales and software license fees. Effective July 1, 1997, the Company changed its revenue recognition policy on system sales to end users such that revenues from system sales are generally recognized upon shipment. Previously, the Company generally recognized system sales to end users when the equipment had been shipped, installed and accepted by the end user. The reason for this change was to better conform the Company's policy with industry practices. The impact of this change did not have a material effect on the Company's financial statements. The installation of the Company's systems is not considered a significant obligation and acceptance by the customer is not considered a significant uncertainty. Revenues from upgrade sales are generally recognized at the time the equipment is shipped. Provisions for product sales returns and allowances are recorded in the same period as the related revenue. Revenues earned under software license agreements with end users are generally recognized when the software has been shipped and there are no significant obligations remaining.

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

At June 30, 1998, the Company's available-for-sale securities had contractual maturities that expire at various dates through April 2000. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities. At June 30, 1998 and 1997, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type are as follows (in thousands):

                                     Amortized     Aggregate     Unrealized
June 30, 1998                        Cost          Fair Value    Gains (Losses)
                                     ---------     ----------    --------------
Available-for-Sale Securities
       Municipal bonds                $34,861       $34,899          $    38
        Commercial paper                1,417         1,417               --
                                      -------       -------          -------

Total Investment in Securities        $36,278       $36,316          $    38
                                      =======       =======          =======
June 30, 1997

Available-for-Sale Securities
       Municipal bonds                $48,653       $48,648          $    (5)
                                      =======       =======          =======

In fiscal year 1998, there were no significant gains or losses realized on the Company's cash equivalents or short-term investments. Five available-for-sale securities were sold in fiscal year 1998 generating proceeds of $6,038,000 and providing a realized gain of $3,000 (the realized gain was calculated using the `specific identification' method).

SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURES Cash paid for interest during fiscal 1998, 1997 and 1996 was approximately $38,000, $20,000 and $81,000, respectively. Cash paid for income taxes during fiscal 1998, 1997 and 1996 was approximately $1,621,000, $6,052,000 and $15,256,000, respectively. In fiscal 1998 and 1997, non-cash activity consisted of $606,000 and $1,179,000, respectively from tax benefits related to exercise of stock options.

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

INVENTORIES Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consisted of the following (in thousands):

                          June 30, 1998    June 30, 1997
                          -------------    -------------

Purchased materials....      $ 5,615          $ 6,382
Systems in process.....        4,041            7,885
Finished goods ........        2,552            3,829
                             -------          -------

                             $12,208          $18,096
                             =======          =======

Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at June 30, 1998 and 1997.


Certain of the Company's products contain critical components supplied by a single or a limited number of third parties. The Company has an inventory of these critical components so as to ensure an available supply of products for its customers. Any significant shortage of these components or the failure of the third-party suppliers to maintain or enhance these components could materially and adversely affect the Company's results of operations. (See "Factors That May Affect Future Operating Performance -- Dependence on Certain Suppliers.")

PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Computer and manufacturing equipment   1.5 to 5 years
System spares                          2 to 3 years
Furniture and fixtures                 3 years
Leasehold improvements                 Shorter of the lease term or
                                       estimated useful life

SOFTWARE DEVELOPMENT COSTS The Company capitalized software development costs in compliance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" during fiscal 1996. Capitalization of software development costs begins upon the determination of technological feasibility. The determination of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. Software development costs capitalized during fiscal 1996 amounted to $274,000. No amounts were capitalized in fiscal 1998 and 1997.

Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on an individual product basis and is the greater of the amount computed on a units-sold basis or straight-line basis over the estimated economic life of the product. Amortization of software development costs amounted to $343,000, $411,000, and $220,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

ACCRUED LIABILITIES Accrued liabilities consisted of the following (in thousands):

                                   June 30, 1998   June 30, 1997
                                   -------------   -------------
Payroll, bonus and vacation.....      $ 5,901         $ 5,439
Other ..........................        6,533           6,905
                                      -------         -------
                                      $12,434         $12,344
                                      =======         =======

NET INCOME PER SHARE Basic net income per share is computed based only on the weighted average number of common shares outstanding during the period and does not give effect to the dilutive effect of common equivalent shares, such as stock options. Diluted net income per share is computed based on the weighted average number of common shares plus dilutive potential common shares calculated in accordance with the treasury stock method.

                                                                         Year Ended June 30
                                                              ---------------------------------------
                                                                1998            1997           1996
                                                              --------        --------       --------
Net income (loss)                                             $(17,334)       $ 13,420       $ 19,830
                                                              ========        ========       ========

Basic Earnings Per Share
    Income (loss) available to common stockholders ........   $(17,334)       $ 13,420       $ 19,830
    Weighted average common shares outstanding ............     25,268          24,641         23,701
                                                              --------        --------       --------

    Basic earnings (loss) per share .......................   ($  0.69)       $   0.54       $   0.84
                                                              ========        ========       ========

Diluted Earnings Per Share
    Income (loss) available to common stockholders ........   $(17,334)       $ 13,420       $ 19,830
                                                              --------        --------       --------

    Weighted average common shares outstanding ............     25,268          24,641         23,701
    Dilutive potential common shares from stock options ...         --           1,017          2,001
                                                              --------        --------       --------
    Weighted average common shares and dilutive
          potential common shares .........................     25,268          25,658         25,702
                                                              --------        --------       --------

    Diluted earnings (loss) per share .....................   $  (0.69)       $   0.52       $   0.77
                                                              ========        ========       ========

Options to purchase 639,051 and 152,222 weighted shares outstanding during 1997 and 1996, respectively, were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock during those years. All options outstanding during fiscal 1998, approximately 3,1711,152 shares, were excluded from the computation of diluted earnings per share since their inclusion would have been anti-dilutive due to the loss available to common stockholders.

EMPLOYEE STOCK PLANS In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations to account for its employee stock option and stock purchase plans, and accordingly, does not recognize compensation expense. Note 7 of the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

NEW ACCOUNTING PRONOUNCEMENTS In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. The Company is required to adopt SFAS No. 130 in its first quarter of fiscal 1999. At that time, reclassification of financial statements for earlier periods for comparative purposes is required. The Company does not expect the adoption of SFAS No. 130 to have a material effect on its consolidated financial statements.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that a reporting entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 in the first quarter of fiscal 2000. The impact of adopting SFAS No. 133 to the Company has not been determined.

3.       ALPHATRONIX, INC. ACQUISITION

On June 30, 1997, the Company acquired all of the outstanding shares of Alphatronix, Inc. ("Alphatronix"), a developer and marketer of open-systems-based storage management solutions, for a total purchase price of $7.7 million. The acquisition was accounted for using the purchase method of accounting. A portion of the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value. The fair value of tangible assets acquired and liabilities assumed was $300,000 and $300,000, respectively. In addition, $7.4 million of the purchase price was allocated to in-process research and development projects that had not reached technological feasibility and had no probable alternative future uses, which the Company expensed at the date of the acquisition as a non-recurring charge. The remainder of the purchase price, $300,000, was allocated to goodwill and is being amortized over five years on a straight-line basis. Comparative pro forma information has not been presented, as the results of operations for Alphatronix are not material to the Company's financial statements.

4.       LINE OF CREDIT

In December 1997, the Company entered into a revolving line of credit agreement with a bank under which it can borrow up to $15,000,000. The line of credit bears interest at LIBOR plus 1.5% (7.2% at June 30, 1998) for increments in excess of $250,000 and at the bank's reference rate on all other borrowings (8.5% at June 30, 1998) and expires on October 31, 1998. At June 30, 1998 there were no borrowings outstanding under the line of credit agreement. The line of credit agreement contains certain financial covenants determined on a quarterly basis.

5.       COMMITMENTS AND CONTINGENCIES

Facilities and equipment are leased under various capital and operating leases. Rent expense was approximately $4,720,000, $3,197,000 and $2,564,000, for fiscal 1998, 1997 and 1996, respectively. The Company did not enter into any capital leases in fiscal 1998, 1997 and 1996. During 1997, the Company entered into lease agreements for four buildings in Santa Clara, California. The leases for these facilities commenced in March 1998 and expire in February 2010. In addition, the lease agreements contain three successive options to extend the lease terms for sixty months each.

As of June 30, 1998, future minimum lease payments under non-cancelable leases were as follows (in thousands):

                                    Capital      Operating
Years Ending June 30,               Leases        Leases
                                   -------       -------
             1999 ..........       $    54       $ 6,025
             2000 ..........            --         5,724
             2001 ..........            --         5,135
             2002 ..........            --         4,970
             2003 ..........            --         4,920
             Thereafter ....            --        31,094
                                   -------       -------
Total minimum lease payments       $    54       $57,868
                                   =======       =======



            As of both June 30, 1998 and 1997, the cost of leased equipment was approximately $1,401,000 and was fully amortized.

            The Company is a defendant in various lawsuits and is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate dispositions of these claims will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

            Subsequent to June 30, 1998, the Company entered into a sub-lease agreement for one building in its Santa Clara facility. This agreement commenced on July 6, 1998, and covers a period four years.

6.        RESTRUCTURING COSTS

In the quarter ended June 30, 1998, the Company recorded restructuring charges totaling $7,349,000. These charges reflect steps the Company is taking to improve its product development efforts, streamline operations and reduce overall costs. The restructuring charges comprised $1,100,000 for reduction of personnel due to consolidation of certain operations, $1,200,000 for rearrangement and consolidation of excess facilities and $5,049,000 to write-off or write-down equipment and other assets related to operations and activities that the Company has exited. In connection with the restructuring charges taken in the quarter ended June 30, 1998, the Company terminated 84 employees as of fiscal year ended June 30, 1998. The employee groups affected by the reduction in force include engineering, sales, marketing, customer service and operations. The Company anticipates that the implementation of the restructuring plan will be substantially complete by the end of September 1998. The following table summarizes the Company's restructuring activity for the fiscal year ended June 30, 1998 (in thousands):

                                                          Excess
                                                          Equipment
                            Severance       Excess          and
                              and           Facil-         Other
                            Benefits        ities          Assets         Total
                            -------        -------        -------        -------
Restructuring charges....    $ 1,100        $ 1,200        $ 5,049        $ 7,349
Cash charges ............    (1,100)          (800)            --         (1,900)
Non-Cash charges ........        --             --         (4,034)        (4,034)

Reserve balances,
                            -------        -------        -------        -------
June 30, 1998 ...........        $-        $   400        $ 1,015        $ 1,415
                            =======        =======        =======        =======

7.       STOCK OPTION AND STOCK PURCHASE PLANS

The Company has three stock option plans, the 1988 Employee Stock Option Plan ("1988 Plan"), the 1997 Stock Plan ("1997 Plan") and the Directors' Stock Option Plan ("Directors' Plan"), and an employee stock purchase plan ("The 1993 Employee Stock Purchase Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and diluted earnings (loss) per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

                                                                 1998              1997             1996
                                                             -----------       -----------      -----------
Net income (loss):                         As reported       $   (17,334)      $    13,420      $    19,830
                                           Pro forma         $   (22,301)      $     6,165      $    16,904

Diluted earnings (loss) per share:         As reported       ($     0.69)      $      0.52      $      0.77
                                           Pro forma         ($     0.88)      $      0.24      $      0.66


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.5%, 6.0% and 5.8%, respectively; expected volatility of 68%, 69% and 66%, respectively; no expected dividends, and an expected life of 0.4 years beyond the vest date for each year's vesting increment of an option.

Since the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

In fiscal 1997, the Company offered its employees the option of exchanging and canceling stock options granted from June 1995 through October 1996 for new options priced as of November 1, 1996. As a result, the Company canceled 1,933,592 options at prices ranging from $10.75 to $23.125 per share and reissued the same number of options at the then current fair market value of $10.25 per share. Employees who submitted their option grants for repricing had their vesting schedules amended by moving their vesting back three months or restarting the vesting as of the new grant date, depending on the date of the grant.

The Company may sell up to 1,300,000 shares of stock to its full-time employees under the 1993 Employee Stock Purchase Plan. The Company has sold 282,337, 218,684, and 146,175 shares in 1998, 1997 and 1996, respectively, and has sold 934,340 shares through June 30, 1998. The Company sells shares at 85% of the lower of the stock's closing market price on the first or last day of the six-month offering period. The weighted-average fair value of shares sold in 1998, 1997 and 1996, respectively, was $6.00, $9.00 and $11.70, respectively.

The Company may grant options for up to 10,000,000 shares under the 1988 Plan. The Company has granted options on 9,035,929 shares (net of lapsed and terminated options) through June 30, 1998. The option exercise price is not less than 100% of the fair value of the shares on the date of grant, except that non-statutory options may be granted at 85% of such fair value. The 1988 Plan options are fully vested after five years and expire after ten years. For options granted after November 20, 1997, options are fully vested after four years and expire after ten years.

Stockholders approved the 1997 Plan in April 1998. The Company may grant options for up to 1,250,000 shares under the 1997 Plan. The Company has granted options on 42,500 shares through June 30, 1998. The option exercise price is not less than 100% of the fair value of the shares on the date of grant, except that non-statutory options may be granted at 85% of such fair value. The 1997 Plan options are fully vested after four years and expire after ten years.

The Company may grant options for up to 175,000 shares under the Directors' Plan. The Company granted options on 100,000 shares (net of lapsed and terminated options) through June 30, 1998. The option exercise price equals the closing price of the stock on the day of the grant. The options are fully vested after four years and expire after ten years.

A summary of the status of the Company's two stock option plans at June 30, 1998, 1997 and 1996 incorporating changes during the years then ended is presented in the table and narrative below (share amounts in thousands):


                                                                          Year ended June 30,
                                             -----------------------------------------------------------------------------
                                                      1998                       1997                    1996
                                             -------------------------   -----------------------   -----------------------
                                                        Weighted-Avg.             Weighted-Avg.              Weighted-Avg.
                                             Shares     Exercise Price   Shares   Exercise Price   Shares    Exercise Price
                                             ------     --------------   ------   --------------   ------    --------------
Outstanding at beginning of year .........    4,080        $ 9.07        4,088        $10.56        3,914        $ 5.86
Granted ..................................    2,565        $ 9.71        3,574        $10.86        1,679        $16.83
Exercised ................................     (410)       $ 4.89         (434)       $ 4.85         (918)       $ 3.28
Cancelled ................................   (1,652)       $10.04       (3,148)       $13.66         (587)       $ 8.47
                                             ------                     ------                     ------
Outstanding at end of year ...............    4,583        $ 9.45        4,080        $ 9.07        4,088        $10.56
                                             ======                     ======                     ======

Exercisable end of year ..................    1,303        $ 8.91        1,145        $ 7.21        1,101        $ 5.31
                                             ======                     ======                     ======

Weighted fair value per option granted ...                 $ 4.71                     $ 3.50                     $ 8.46
                                                           ======                     ======                     ======


                                                           June 30, 1998
                        ------------------------------------------------------------------------------------------
                                  Options Outstanding                                 Options Exercisable
                        ------------------------------------------------------------------------------------------
                                   Weighted-Average            Weighted-                               Weighted-
     Range of                          Remaining                Average                                 Average
Exercise Prices         Number           Years              Exercise Price       Number             Exercise Price
---------------         ------    -------------------       --------------       ------             --------------
$0.25 - $8.00              871            7.13                   $6.60             427                   $5.75
$8.69 - $9.56            1,215            9.53                   $8.86              49                   $8.78
$9.63 - $10.25           1,315            8.43                  $10.10             458                  $10.15
$10.38 - $18.25          1,182            7.47                  $11.43             369                  $11.04
                         -----                                                   -----

$0.25 - $18.25           4,583            8.23                   $9.45           1,303                   $8.91
                         =====                                                   =====


NOTES RECEIVABLE FROM EMPLOYEES The Company had received as consideration from certain officers of the Company promissory notes in connection with the exercise of stock options. These notes bore interest at rates between 5.57% and 6.69% and matured at various dates through April 1998. As of June 30, 1998, all outstanding notes were repaid.

STOCKHOLDER RIGHTS PLAN During 1995, the Company established a stock purchase rights plan ("the Rights Plan"), under which stockholders may be entitled to purchase stock in the Company, or in an acquirer of the Company at a discounted price in the event of certain efforts to acquire control of the Company. The rights expire on the earliest of (a) April 19, 2005, (b) exchange or redemption of the rights pursuant to the Rights Plan, or (c) consummation of a merger or consolidation.

8.          INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

Years Ended June 30,                1998            1997            1996
                                  --------        --------        --------
Current:
       Federal                    $ (6,992)       $  8,371        $ 10,319
       State                           (68)          1,297           1,739
       Foreign                       1,049              --              --
                                  --------        --------        --------
                                    (6,011)          9,668          12,058
                                  --------        --------        --------

Deferred (benefit):
       Federal                      (3,278)          1,083          (2,039)
       State                           (45)            191            (252)
                                  --------        --------        --------
                                    (3,323)          1,274          (2,291)
                                  --------        --------        --------
Net tax (benefit) provision       $ (9,334)       $ 10,942        $  9,767
                                  ========        ========        ========


The provision for (benefit from) income taxes is reconciled with the Federal statutory rate as follows (in thousands):

Years Ended June 30,                                  1998             1997             1996
                                                    --------         --------         --------
Provision computed at Federal statutory rate ...    $ (9,334)        $  8,526         $ 10,359
State taxes, net of Federal tax benefit ........        (113)           1,078            1,487
Research and development and other credits .....      (1,300)            (650)            (700)
In-process research and development write-off ..          --            2,180               --
FSC commission .................................          --             (746)            (871)
Foreign taxes and other ........................       1,413              554             (508)
                                                    --------         --------         --------
Net tax provision (benefit) ....................    $ (9,334)        $ 10,942         $  9,767
                                                    ========         ========         ========

Net effective tax rate .........................         (35%)             45%              33%
                                                    ========         ========         ========



The components of the net deferred tax asset are as follows (in thousands):

                                                                    June 30,        June 30,
                                                                      1998           1997
                                                                     -------        -------
Depreciation and asset basis differences ........................    $ 1,496        $ 1,739
Accrued vacation ................................................        563            728
Inventory reserve ...............................................      4,625          1,806
Other reserves and accruals, not currently deductible for tax
      purposes ..................................................      2,338          1,559
State taxes, not currently deductible for Federal tax purposes ..         --            409
Other ...........................................................        (52)          (337)
                                                                     -------        -------
Net deferred tax asset ..........................................    $ 8,970        $ 5,904
                                                                     =======        =======


9.          INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company operates in a dual industry segment, the design and manufacture of high-performance multi-protocol network file/data servers for the technical workstation market.

Export revenues consisted of the following (in thousands):

Years Ended June 30,                              1998              1997           1996
                                                 -------           -------        -------
Pacific Rim.................................     $23,388           $31,759        $36,229
Europe......................................      28,689            28,191         16,248
Canada......................................       6,035             6,790          5,986
                                                 -------           -------        -------
          Total export revenues                  $58,112           $66,740        $58,463
                                                 =======           =======        =======

          Percentage of total revenues               34%               33%            36%
                                                 =======           =======        =======

One customer accounted for 20%, 10% and 10% of total revenues in fiscal 1998, 1997 and 1996, respectively. One other customer accounted for 15% of total revenues in fiscal 1997. Another customer accounted for 13% of total revenues in fiscal 1996. No other customers accounted for 10% or more of total revenues in these years.

                              AUSPEX SYSTEMS, INC.
                                   Schedule II
                        Valuation and Qualifying Accounts
                                 (In thousands)



                                                           ADDITIONS      ADDITIONS
                                       BALANCE AT          CHARGED        CHARGED                            BALANCE AT
                                       BEGINNING            TO            AGAINST                                END
           DESCRIPTION                 OF PERIOD           EXPENSE        REVENUES          DEDUCTIONS       OF PERIOD
--------------------------------      ------------      -------------     -----------       -----------      -----------

Accounts Receivable Allowances:

     Year ended June 30, 1996            $   786          $    89          $ 1,300          $  (640)          $ 1,535

     Year ended June 30, 1997              1,535              109              582           (1,033)            1,193

     Year ended June 30, 1998              1,193              220              556             (260)            1,709


Restructuring Reserve:


      Year ended June 30, 1996           $    --          $    --          $    --          $    --           $    --

      Year ended June 30, 1997                --               --               --               --                --

      Year ended June 30, 1998                --            7,349               --           (5,934)            1,415


                                 EXHIBIT INDEX


Exhibit
Number                                Description
------                                -----------

3.1(1) Certificate of Incorporation of Registrant as amended and restated to date.

3.2(1)         By-laws of Registrant as amended to date.

4.1(2)         Preferred Shares Rights Agreement between the Registrant and The
               First National Bank of Boston as Rights Agent dated April 19,
               1995.

10.1(1,3)      1988 Stock Option Plan and forms of Incentive Stock Option
               Agreements and Nonstatutory Stock Option Agreements, as amended to date.

10.2(1,3)      1993 Directors' Stock Option Plan and forms of Option Agreements, as amended to date.

10.3(1,3)      1993 Employee Stock Purchase Plan and forms of Agreements, as amended to date.

10.4(1,3)      401(k) Plan, as amended to date.

10.5(1,3)      Summary of Executive Bonus Program.

10.6(1,3)      Form of Directors' and Officers' Indemnification Agreement.

10.7(1)        Registration and Information Rights Agreement dated January 31,
               1992.

10.8(1)        Lease Agreement between the Registrant and The Prudential
               Insurance Company of America dated October 20, 1992.

10.9(1,5)      OEM Agreement dated March 9, 1993 between the Registrant and Fuji
               Xerox Company, Ltd.

10.10(1,5)     Distributor Agreement dated June 6, 1990 between the Registrant and Nissho Electronics Corporation, as amended on August 1, 1997.

10.11(1,5)     Agreement between the Registrant and Solectron Corporation dated
               May 20, 1991, as amended on November 18, 1992.

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


Exhibit
Number                                Description
------                                -----------


10.14(1)       NFS Software Agreement between the Registrant and Sun
               Microsystems, Inc. dated September 29, 1988.

10.15(6,7)     Software Agreement between the Registrant and AT&T Information
               Systems Inc. dated June 2, 1988, as amended by Supplement Number
               1, Supplement Number 2 dated August 5, 1988 and Supplement Number
               3 dated August 10, 1990, as amended on June 28, 1993.

10.16(6,7)     Sublicensing Agreement between the Registrant and AT&T
               Information Systems Inc. dated August 30, 1988, as amended on
               June 28, 1993.

10.17(1)       Software Agreement between the Registrant and UNIX System
               Laboratories, Inc. dated April 29, 1992.

10.18(1) License Agreement with the Regents of the University of California dated June 9, 1988, as amended by Addendum dated
               October 21, 1988.

10.19(8,9)     Intel Corporation Purchase Agreement between Intel Corporation and the Registrant dated March 22, 1994.

10.20(10)      Warranty and Service Provider Agreement between the Registrant and AT&T Global Information Systems dated April 15, 1994.

10.21(10)      SunSoft Technology License and Distribution Agreement between the
               Registrant and SunSoft, Inc. dated December 17, 1993.

10.22(10)      Amendment No. 1 to Lease Agreement between the Registrant and
               WHC-SIX Real Estate dated June 8, 1995.

10.23(10)      Amendment No. 2 to Lease Agreement between the Registrant and
               WHC-SIX Real Estate dated February 28, 1996.

10.24(10)      Interactive SPARC Software and Sublicensing Agreement between
               Auspex Systems, Inc. and Interactive systems Corporation, dated
               November 15, 1991.

10.25(11)      Lease Agreement by and Between South Bay/San Tomas Associates and
               Auspex Systems, Inc. dated January 14, 1997.

10.26(11)      Lease Agreement by and Between South Bay/San Tomas Associates and
               Auspex Systems, Inc. dated January 14, 1997.

10.27(3,12)    1997 Stock Option Plan and Forms of Incentive Stock Option
               Agreements and Nonstatutory Stock Option Agreements, as amended to date.

10.28(3)       1998 Non-Statutory Stock Plan and Form of Option Agreements.

21.1           Subsidiaries of Registrant.

Exhibit
Number                                Description
------                                -----------


23.1           Consent of Arthur Andersen LLP, Independent Public Accountants.

24.1           Power of Attorney (See Page 31).

27.1           Financial Data Schedule.



(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 33-60052), which was declared effective on May 11, 1993.

(2) Incorporated by reference to Exhibit 1 filed in connection with the Registrant's Form 8-A which was filedon April 20, 1995.

(3) Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K pursuant to Item 14(c).

(4) Incorporated by reference to exhibits filed in connection with Registrants' Proxy Statement for the 1997 Annual Meeting of Stockholders, which was filed on October 14, 1997.

(5)      Confidential treatment granted by order effective May 11, 1993.

(6) Incorporated by reference to identically numbered exhibits filed in connection with Registrant's Form 10-K for the fiscal year ended June 25, 1993 (File No. 33-60052).

(7)      Confidential treatment granted by order effective January 14, 1994.

(8) Incorporated by reference to Exhibit 10.1 filed in connection with Registrant's Form 10-Q for the quarter ended March 31, 1994 (File No. 0-21432), which was filed on May 16, 1994.

(9)      Confidential treatment granted by order effective July 7, 1994.

(10) Incorporated by reference to exhibits filed in connection with the Registrant's Form 10-K for the fiscal year ended June 30, 1994 (File No. 0-21432), which was filed on September 28, 1994 and confidential treatment granted by order effective December 5, 1994.

(11) Incorporated by reference to exhibits filed in connection with Registrant's Form 10-K for the fiscal year ended June 30, 1997 (File No. 0-21432), which was filed on September 24, 1997.

(12) Incorporated by reference to exhibits filed in connection with Registrants' Proxy Statement for the Special Meeting of Stockholders held on April 23, 1998 which was filed on March 20, 1998.