Form 10-Q
period 1998-09-30
AUSPEX SYSTEMS INC
filed 1998-11-12
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-21432

                              AUSPEX SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                93-0963760
    (STATE OF INCORPORATION)                       (I.R.S. EMPLOYER
                                                  IDENTIFICATION NO.)

       2300 CENTRAL EXPRESSWAY
          SANTA CLARA, CA                              95050
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER:                (408) 566-2000

         WEB SITE:                                 WWW.AUSPEX.COM

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                      YES  [X]    NO  [ ]

NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF NOVEMBER 2, 1998: 25,704,079


------------------------------------------------------------------------------------------------------------------
FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX

                                                                                                                    PAGE
                                                                                                                   NUMBER

           PART I.      FINANCIAL INFORMATION

           ITEM 1.        Financial Statements                                                                       1

                          Condensed Consolidated Balance Sheets as of  September 30, 1998
                              and June 30, 1998                                                                      1

                          Condensed Consolidated Statements of Operations for the Three
                               Months Ended September 30, 1998 and September 30, 1997                                2

                          Condensed Consolidated Statements of Cash Flows for the Three
                              Months Ended September 30, 1998 and September 30, 1997                                 3

                          Notes to Unaudited Condensed Consolidated Financial Statements                           4-6

           ITEM 2.        Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                                  7-13


           PART II.     OTHER INFORMATION

           ITEM 6.        Exhibits and Reports on Form 8-K                                                          14

           SIGNATURES                                                                                               14



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              AUSPEX SYSTEMS, INC.
                      Condensed Consolidated Balance Sheets



                                            ASSETS
                                                         September 30, 1998     June 30, 1998
                                                        --------------------   ---------------
(In thousands)                                               (Unaudited)
Current Assets

    Cash and cash equivalents                                 $ 40,372            $ 23,312
    Short-term investments                                      11,436              27,449
    Accounts receivable, net                                    25,369              25,642
    Inventories                                                 12,322              12,208
    Income tax receivable                                           --               9,010
    Deferred tax assets and other                               12,394              13,819
                                                              --------            --------
        Total current assets                                   101,893             111,440
                                                              --------            --------
Property and equipment, net                                     37,426              33,617
Other Assets                                                     2,106               2,136
                                                              --------            --------
        Total  assets                                         $141,425            $147,193
                                                              ========            ========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         September 30, 1998     June 30, 1998
                                                        --------------------   ---------------

Current Liabilities
    Accounts payable                                          $ 10,274            $ 10,066
    Accrued liabilities                                         13,941              12,434
    Deferred revenue                                             8,562               9,450
    Current portion of capital lease obligations                    51                  54
                                                              --------            --------
        Total current liabilities                               32,828              32,004
                                                              --------            --------


Stockholders' equity                                           108,597             115,189
                                                              --------            --------
        Total liabilities and stockholders' equity            $141,425            $147,193
                                                              ========            ========



The accompanying notes are an integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.
                Condensed Consolidated Statements of Operations

                                                                                                Three Months Ended
                                                                                 ----------------------------------------------
                                                                                 September 30, 1998          September 30, 1997
                                                                                 ------------------          ------------------
(In thousands, except per share amounts)                                          (Unaudited)                    (Unaudited)

Revenues
    Product revenue                                                                  $ 22,030                       $ 42,720
    Service revenue                                                                     8,027                          5,868
                                                                                     --------                       --------

        Total revenues                                                                 30,057                         48,588
                                                                                     --------                       --------

Cost of Revenues
    Cost of product revenue                                                            10,453                         19,277
    Cost of service revenue                                                             5,684                          4,703
                                                                                     --------                       --------
        Total cost of revenues                                                         16,137                         23,980
                                                                                     --------                       --------
        Gross margin                                                                   13,920                         24,608
                                                                                     --------                       --------

Operating Expenses
    Selling, general and administrative                                                12,553                         15,006
    Research and development                                                            8,708                          7,254
                                                                                     --------                       --------

        Total operating expenses                                                       21,261                         22,260
                                                                                     --------                       --------

        Income / (loss) from operations                                                (7,341)                         2,348

Other income, net                                                                         596                            408
                                                                                     --------                       --------

        Income / (loss) before provision
        for income taxes                                                               (6,745)                         2,756

Provision for income taxes                                                                 44                            965
                                                                                     --------                       --------

Net income / (loss)                                                                  $ (6,789)                      $  1,791
                                                                                     ========                       ========

Net income / (loss) per share
        Basic                                                                        $  (0.26)                      $   0.07
                                                                                     ========                       ========
        Diluted                                                                      $  (0.26)                      $   0.07
                                                                                     ========                       ========

Weighted average common shares and equivalents
        Basic                                                                          25,700                         25,044
                                                                                     ========                       ========
        Diluted                                                                        25,700                         25,642
                                                                                     ========                       ========



The accompanying notes are an integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.
                      Consolidated Statements of Cash Flows

                                                                                                    Three Months Ended
                                                                                        -----------------------------------------
                                                                                        September 30, 1998     September 30, 1997
                                                                                        ------------------     ------------------
(In thousands)                                                                               (Unaudited)            (Unaudited)

Cash flows from operating activities
    Net income                                                                                $(6,789)               $ 1,791
    Adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation and amortization                                                        3,779                  3,389
           Changes in assets and liabilities
               Decrease in trade receivables                                                      273                  6,356
               Increase in inventories                                                         (4,348)                (6,773)
               Decrease in income tax receivable, deferred tax assets and other                10,435                    884
               Increase in accounts payable                                                       208                  1,859
               Increase in accrued liabilities                                                  1,507                    210
               Decrease in deferred revenue                                                      (888)                  (939)
                                                                                             --------               --------

       Net cash provided by operating activities                                                4,177                  6,777
                                                                                             --------               --------

Cash flows from investing activities

    Purchases of available-for-sale short-term investments                                     (8,799)                (8,767)
    Proceeds from sales/maturities of available-for-sale short-term investments                24,834                 12,829
    Purchases of property and equipment                                                        (3,328)                (3,937)
    Decrease in other assets                                                                        4                     92
                                                                                             --------               --------

       Net cash provided by investing activities                                               12,711                    217
                                                                                             --------               --------

Cash Flows from financing activities
    Principal payments on capital lease obligations                                                (3)                   (15)
    Proceeds from sale of common stock, net                                                        19                    527
                                                                                             --------               --------

       Net cash provided by financing activities                                                   16                    512
                                                                                             --------               --------

Effect of exchange rate changes on cash                                                           156                   (158)
                                                                                             --------               --------

Net increase in cash and cash equivalents                                                      17,060                  7,348

Cash and cash equivalents, beginning of period                                                 23,312                 25,056
                                                                                             --------               --------

Cash and cash equivalents, end of period                                                      $40,372                $32,404
                                                                                             ========               ========

The accompanying notes are an integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

           The accompanying interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's fiscal 1998 Annual Report to Stockholders.

1. BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of the dates and results of operations for the periods indicated.

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

            The results of operations for the three months ended September 30, 1998, are not necessarily indicative of results for the entire fiscal year ending June 30, 1999. (See "Factors That May Affect Future Operating Performance" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

            Substantially all cash equivalents consist of investments in certificates of deposits, money market deposits, and municipal bonds with original maturities of three months or less. Substantially all short-term investments consist of municipal bonds, commercial paper and U.S. agency bonds, which the Company intends to hold between three and twelve months.

3. NON-CASH INVESTING ACTIVITIES

            Net inventory capitalized into property and equipment was $4,234,000 for the three months ended September 30, 1998. No inventory was capitalized into property and equipment for the three months end September 30, 1997.

4. REVENUE RECOGNITION

            Product revenue includes hardware sales and software license fees. The Company generally recognizes system sales to end-users upon shipment. The installation of the Company's systems is not considered a significant obligation and acceptance by the customer is not considered a significant uncertainty. Revenues from upgrade sales are generally recognized at the time the equipment is shipped. Provisions for product sales returns and allowances are recorded in the same period as the related revenue. Revenues earned under software license agreements with end users are generally recognized when the software has been shipped and there are no significant obligations remaining.

            Service revenue includes installation, maintenance and training, and is recognized ratably over the contractual period or as the services are provided.

5. NET INCOME PER SHARE

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

                                                                            Three Months Ended September 30,
                                                                            --------------------------------
                                                                                1998              1997
                                                                              --------          --------
Net income (loss) .........................................................   $ (6,789)         $  1,791
                                                                              ========          ========

Basic Earnings Per Share
    Income (loss) available to common stockholders ........................   $ (6,789)         $  1,791
    Weighted average common shares outstanding ............................     25,700            25,044
                                                                              --------          --------


    Basic earnings (loss) per share .......................................   $  (0.26)         $   0.07
                                                                              ========          ========
Diluted Earnings Per Share
    Income (loss) available to common stockholders ........................   $ (6,789)         $  1,791
                                                                              --------          --------

    Weighted average common shares outstanding ............................     25,700            25,044
    Dilutive potential common shares from stock options ...................         --               598
                                                                              --------          --------

    Weighted average common shares and dilutive
          potential common shares .........................................     25,700            25,642
                                                                              --------          --------

Diluted earnings (loss) per share .........................................   $  (0.26)         $   0.07
                                                                              ========          ========

            All weighted average options outstanding during the three months ended September 30, 1998, 4,574,919 shares were excluded from the computation of diluted earnings per share because the effect of including them would have been antidilutive due to the loss available to common stockholders. Weighted average options outstanding to purchase 766,429 shares during the three months ended September 30, 1997 were excluded from the computation of diluted earnings per share because the exercise price for these options were greater than the average market price of the Company's common stock during this period.

6. INVENTORIES

            Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor, and manufacturing overhead costs. Inventories consist of the following:


(In Thousands)

                            September 30, 1998     June 30, 1998
                            ------------------     -------------

Purchased materials ...          $ 6,002              $ 5,615
Systems in process ....            3,381                4,041
Finished goods ........            2,939                2,552
                                 -------              -------
      Total inventories          $12,322              $12,208
                                 =======              =======

            Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at September 30, 1998 and June 30, 1998.

            Certain of the Company's products contain critical components supplied by a single or limited number of third parties. The Company has an inventory of these critical components so as to ensure an available supply of products for its customers. Any significant shortage of these components or the failure of the third party suppliers to maintain or enhance these components could materially adversely affect the Company's results of operations. (See "Factors That May Affect Future Operating Performance--Dependence on Certain Suppliers.")

7. COMPREHENSIVE INCOME

            The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997 and has restated information for all prior periods reported below to conform to this standard. The following table sets forth the components of other comprehensive income (loss) as follows (in thousands):

                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                       1998            1997
                                                      -------         -------

Net income (loss)                                     $(6,789)        $ 1,791
Other comprehensive income (loss):
   Unrealized holding gains
      on available-for-sale securities, net of
      tax expense of $0 and $15, respectively              22              28
   Foreign currency translation adjustments,
      net of tax benefit of $0 and $55,
      respectively                                        156            (103)
                                                      -------         -------
Comprehensive income (loss)                           $(6,611)        $ 1,716
                                                      =======         =======

8. NEW ACCOUNTING PRONOUNCEMENTS

            In June 1997, the Financial Accounting Standards Board issued SFA No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company is required to adopt SFAS No. 131 in fiscal 1999 and does not expect such adoption to have a material effect on the consolidated financial statements.

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

8. RECLASSIFICATION

            The Company has reclassified certain prior year balances from selling, general and administrative expenses to cost of service revenues to reflect costs associated with service revenue to conform to the current year presentation. The amount of reclassification for the three months ended September 30, 1997 was $725,000.

                              AUSPEX SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

            Total revenues for the first quarter of fiscal 1999, ended September 30, 1998, were $30.1 million, a decrease of 38% over total revenues of $48.6 million in the first quarter of fiscal 1998.

            Product revenues for the first quarter of fiscal 1999 were $22.0 million or 73% of total revenues compared to $42.7 million or 88% of total revenues in the first quarter of fiscal 1998. Revenues from system sales accounted for 31% of total revenues during the first quarter of fiscal 1999 and 43% for the first quarter of fiscal 1998, while revenues from upgrades, add-on options and software license agreements comprised 43% of total revenues during the first quarter of fiscal 1999 and 45% for the first quarter of fiscal 1998. Service revenues for the first quarter of fiscal 1999 were $8.0 million or 27% of total revenues compared to 12% in the first quarter of fiscal 1998. Geographically, North America accounted for 60% and 66% of total revenues in the first quarters of fiscal 1999 and 1998, respectively; the Pacific Rim accounted for 10% and 18% in the first quarters of fiscal 1999 and 1998, respectively; and Europe accounted for 30% and 16% in the first quarters of fiscal 1999 and 1998, respectively. The decrease in revenues in North America primarily related to the timing of new product introductions and increased competitive pressures. The increase in revenue in Europe as a percentage of total revenues in the first quarter of fiscal 1999 was primarily due to orders from new customers in key market areas. The decrease in Pacific Rim revenue as a percentage of total revenues and in absolute dollars in the first quarter of fiscal 1999 was primarily due to the reorganization of a major OEM partner and weakness in the Japanese economy.

            Gross margin was 46% of net revenues in the first quarter of fiscal 1999 compared with 51% in the first quarter of fiscal 1998. Product gross margin decreased to 53% in the first quarter of fiscal 1999 from 55% in the first quarter of fiscal 1998. The decline in margin was due to lower pricing on systems sales and lower margins on product upgrade sales as a result of lower average selling prices on disk drives.

            Selling, general and administrative expenses during the first quarter of fiscal 1999 totaled $12.6 million, a decrease of 16% from $15.0 million in the corresponding period of the prior fiscal year, and comprised 42% and 31% of total revenues, respectively. This decrease in absolute dollars reflects steps the Company has taken in streamlining operations and reducing overall costs. The increase in selling, general and administrative expenses as a percentage of revenues is a result of lower revenues in first quarter of fiscal 1999.

            Research and development expenses incurred during the first quarter of fiscal 1999 were $8.7 million, an increase of 20% from $7.3 million in the corresponding period of the prior fiscal year, and comprised 29% and 15% of total revenues, respectively. This increase in absolute dollars and as a percentage of revenues was primarily due to new product development efforts, the funding of the Company's new research and development facility acquired in the Alphatronix, Inc. acquisition (See the Company's 1998 Form 10-K for a discussion on the Alphatronix acquisition) and the lower revenue in first quarter of fiscal 1999.

            Loss from operations for the first quarter of fiscal 1999 was $7.3 million, compared with income from operations of $2.3 million in the first quarter of fiscal year 1998. The decline in operating results was primarily due to lower revenues and an increase in research and development efforts, reflecting the Company's investment across the organization in support of new products and technologies for UNIX markets.

            The Company's tax rate for the first quarter of fiscal 1999 was 0% as compared with 35% in the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's cash, cash equivalents and short-term investments increased by $1.0 million to $51.8 million for the three months ended September 30, 1998. The Company generated approximately $4.2 million in cash from operating activities in the first quarter of fiscal 1999, which included the collection of $9.3 million of income tax receivable. The Company also generated approximately $12.7 million in cash from investing activities in the first quarter of fiscal 1999. The Company's working capital decreased during the first quarter of fiscal 1999 by $10.4 million to $69.1 million.

            Based on its current operating plans, the Company believes that its existing cash, cash equivalents and short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements at least through the next 12 months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

            The entire second paragraph under the section entitled "Liquidity and Capital Resources"; the third sentence of the risk factor entitled "Software Product Risks" in "Factors That May Affect Future Performance"; the third sentence of the risk factor entitled "New Products" in "Factors That May Affect Future Performance"; the second sentence of the risk factor entitled "Risks of International Sales" in "Factors That May Affect Future Performance"; and the fifth, sixth and seventh sentence of the first paragraph, the second sentence of the fourth paragraph, the entire eighth paragraph, the last sentence of the ninth paragraph, the last sentence of the tenth paragraph and the entire eleventh paragraph of the section entitled "Year 2000 Compliance" in "Factors That May Affect Future Performance" contain forward looking statements as defined in Private Securities Litigation Reform Act of 1995. The Company may also make oral and written forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below. The Company undertakes no obligation to update such information.

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

           DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

           For the three months ended September 30, 1998 and 1997, direct sales of products and services to Intel Corporation ("Intel") represented approximately 15% and 19%, respectively, of the Company's revenues. Intel is not obligated to purchase any minimum level of products from the Company. Additional significant reductions in product sales to Intel would materially and adversely affect the Company's business, financial condition and results of operations.

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

           RISKS OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

           During the first three months ended September 30, 1998 and 1997, approximately 40% and 34%, respectively, of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business. However, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful. The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, the Company experienced a decrease in revenues from the Pacific Rim during the first three months ended September 30, 1998 due to further weakness in the Japanese economy and effects from continuing organizational change at one of the Company's major Japanese distributors. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. Continued increases in the value of the U.S. dollar relative to foreign currencies will make the Company's products sold internationally less price competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. The Company's international business may further be affected by risks such as trade restrictions, increase in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of whom are entitled to carry products of the Company's competitors. There can be no assurance that any of the foregoing risks or issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

           The Company's adherence to industry standards with respect to its products limits the Company's opportunities to provide proprietary features, which may be protected. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

           The Company is subject to various claims which arise in the normal course of business. The Company believes that the litigation, individually or in the aggregate, to which it is currently a party, is not likely to have a material adverse effect on the Company's results of operation or financial condition.

           YEAR 2000 COMPLIANCE

            The Company is aware of the issues associated with the programming code in existing computer systems, both customers and internal, as the Year
2000 approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize date-sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with the Year 2000 problem. The Company's new products, as of fiscal 1998, are being designed to be Year 2000 compliant (as the Company has defined that term in its published statements). However, some of the Company's older products will not be Year 2000 compliant and, as a result, the Company's customers will be required to upgrade these products. Although products have undergone, or will undergo, the Company's normal quality testing procedures, there can be no assurance that the Company's products will contain all necessary date code changes. Any failure of the Company's products to perform, including system malfunctions due to the onset of Year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's customers could choose to convert to other Year 2000 compliant products or to develop their own products in order to avoid such malfunctions, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

           Suppliers

           During fiscal 1998, the Company sent a Year 2000 Readiness Letter/Questionaire to its suppliers. Very few responses to this letter were received and, as a result, the Company is undertaking the following: (1) a new Readiness Letter/Questionaire was generated and mailed to all suppliers during October 1998; (2) the Company is in the process of identifying and devoting resources to ensure the Year 2000 compliance of significant and/or critical suppliers; (3) supplier response to the new Year 2000 Readiness Letter/Questionaire will be closely monitored; and (4) follow-up communication will be initiated with significant and/or critical suppliers who do not respond to the Year 2000 Readiness Letter/Questionaire or certify Year 2000 compliance. Based on their responses and results of the Readiness Letter/Questionaire, alternate suppliers may need to be identified by the Company. There can be no assurance that the Company will be able to find suitable alternate suppliers and contract with them on reasonable terms, or at all, and such inability could have a material and adverse impact on the Company's business and results of operations.

           Facilities and Infrastructure

            The Company's new headquarters facility in Santa Clara and domestic remote sites are believed to be Year 2000 compliant with respect to building automation systems, electronic security systems and utilities. The Company has presented formal queries to local fire departments with regard to Year 2000 compliance/readiness. Formal responses have not been received as of this filing. The Company believes that its English and French facilities are Year 2000 compliant; however, the German and Japanese facilities have not responded formally to the Company's inquiries as of this filing.

           Information Technology Systems

            Over the past several years, the Company has invested in a number of Year 2000 compliant PBXs and voice-mail systems. The one current non-compliant Year 2000 PBX system resides at a subsidiary of the Company. Plans are in place to migrate this system to a Year 2000 compliant PBX system by the end of calendar year 1998. No effort has yet been spent on verifying Year 2000 compliance of local telephone systems of most sales offices, and the Company expects to have verified such compliance by the end of fiscal 1999.

            The Company believes that its internal production data communication network is Year 2000 compliant. A majority of the key components of the network, which the Company believes to be Year 2000 compliant, were installed within the past nine months. The Company's wide-area network requirements are provided by a major national and international carrier, and the Company believes inoperability between these carriers is in question partly due to the fact testing between carriers cannot commence until each carrier is Year 2000 compliant. For local services that are provided by local carriers, the Company has not yet invested a significant amount of time to verify their Year 2000 readiness, but intends to verify compliance by the end of fiscal 1999.

           The Company has replaced or upgraded, or is in the process of replacing/upgrading, many of its core applications systems. A new Year 2000 compliant enterprise resource planning package was installed in the first calendar quarter of 1998. An upgrade to a newer version of this package is planned for the fourth calendar quarter of 1998 which incorporates several Year 2000 compliance--related bug fixes. The upgrade to a newer version of the Company's payroll and human resources systems to Year 2000 compliant systems was completed during September 1998. The Company's customer call tracking system is being upgraded to provide additional functionality and stability and will complete such upgrade by the end of fiscal 1999. Part of the project plan for this upgrade will be to confirm the vendor's assertion that the product is Year 2000 compliant. During fiscal 1998, the Company invested in a desktop upgrade program. The standard personal computers and laptop computers installed during this period are Year 2000 compliant to the extent the vendors have affirmed. Testing has confirmed at commonly used functions operate satisfactorily.

           Engineering Infrastructure

           The Company's engineering infrastructure is in a continual state of change due to the dynamic nature of the Company's business and focus on new products. As older products are retired and new products developed, the tools, equipment and laboratory environments change. The Company is in the process of assessing the Year 2000 issues of its engineering infrastructure and will complete such assessment by the end of December 1998.

           Manufacturing Operations

           The Company is primarily an assemble-to-order manufacturing operation. There is no significant automated assembly equipment on its manufacturing shop floor. The Company is in the process of reviewing its manufacturing operations for potential Year 2000 issues and will complete such assessment by the end of December 1998.

           COSTS TO ADDRESS YEAR 2000 ISSUES

           The Company expects to incur total software-, hardware- and systems-related costs of approximately $1.9 million and solutions providers costs of approximately $500,000 in connection with the remediation of Year 2000 compliance issues. There can be no assurance that the cost estimates associated with the Company's Year 2000 issues will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's results of operations and financial condition.

           YEAR 2000 ISSUES

           The Company's Technical Support representatives work closely with customers to resolve problems, issues and questions. The Company's Customer Service organization uses several toll free phone numbers to address customer problems, issues and questions. These calls are logged and tracked using a call management system. Customer Service has a significant reliance on communications, voice-mail, email, paging, Web and file transfer program services and data communications. Given the number and variety of suppliers and their inter-dependencies, the number and location of worldwide customers and the number and locations of the various Technical Support offices, it is not feasible to fully test whether the Company will be able to guarantee that each customer will be able to contact and/or do business with Customer Service without disruption. The Company expects an increase in calls during the period of the Year 2000 transition, which will likely impact Customer Service responsiveness.

           CONTINGENCY PLANS

           The Company currently is in the process of preparing general contingency plans for the Year 2000 compliance issues areas noted above and the Company anticipates completing those plans by September 1999. There can be no assurance that such measures will prevent the occurrence of Year 2000 problems, which could have a material adverse effect upon the Company's business, operating results and financial condition.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

           INTEREST RATE RISK

           There were no material changes during the first quarter of fiscal 1999 to the Company's exposure to market risk for changes in interest rates.

           FOREIGN CURRENCY EXCHANGE RISK

           There were no material changes during the first quarter of fiscal 1999 to the Company's foreign currency hedging programs.

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






                                                     Auspex Systems, Inc.
                                              ----------------------------------


Date November 12, 1998
     -----------------                        ----------------------------------
                                              R. Marshall Case
                                              Vice President of Finance and
                                              Chief Financial Officer

                              AUSPEX SYSTEMS, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                                                    Sequentially
Exhibit              Description                                   Numbered Page
-------              -----------                                   -------------

27                   Financial Data Schedule                       15
