Form 10-Q
period 1998-12-31
AUSPEX SYSTEMS INC
filed 1999-02-12
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

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

                                    YES     [X]
                                    NO

NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF FEBRUARY 2, 1999: 25,950,368

---------------------------------------------------------------------------
FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX

                                                                                         PAGE
        PART I.  FINANCIAL INFORMATION                                                  NUMBER

        ITEM 1.   Financial Statements                                                     1

                  Condensed Consolidated Balance Sheets as of  December 31, 1998           1
                     and June 30, 1998

                  Condensed Consolidated Statements of Operations for the Three and Six    2
                       Months Ended December 31, 1998 and December 31, 1997

                  Consolidated Statements of Cash Flows for the Six                        3
                     Months Ended December 31, 1998 and December 31, 1997

                  Notes to Condensed Consolidated Financial Statements                    4-6

        ITEM 2.   Management's Discussion and Analysis of Financial                       7-14
                    Condition and Results of Operations


        PART II.  OTHER INFORMATION

        ITEM 4.   Submission of Matters to a Vote of Security Holders                     14-15

        ITEM 5.   Other Information                                                       15

        ITEM 6.   Exhibits and Reports on Form 8-K                                        15

        SIGNATURES                                                                        16

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                              Auspex Systems, Inc.
                      Condensed Consolidated Balance Sheets


                                     ASSETS

                                                    December 31, 1998    June 30, 1998
--------------------------------------------------------------------------------------
(In thousands)
                                                       (Unaudited)
Current Assets
   Cash and cash equivalents                             $ 31,277           $ 23,312
   Short-term investments                                  18,323             27,449
   Accounts receivable, net                                24,308             25,642
   Inventories                                             10,121             12,208
   Income tax receivable                                     --                9,010
   Deferred tax assets and other                           12,564             13,819
                                                         --------           --------
    Total current assets                                   96,593            111,440
                                                         --------           --------

Property and equipment, net                                33,103             33,617
Other assets                                                2,083              2,136
                                                         --------           --------
    Total assets                                         $131,779           $147,193
                                                         ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31, 1998    June 30, 1998
--------------------------------------------------------------------------------------
Current Liabilities
 Accounts payable                                        $  9,866           $ 10,066
 Accrued liabilities                                       11,567             12,434
 Deferred revenue                                           8,691              9,450
 Current portion of capital lease obligations                  46                 54
                                                         --------           --------
    Total current liabilities                              30,170             32,004
                                                         --------           --------
Stockholders' equity                                      101,609            115,189
                                                         --------           --------
    Total liabilities and stockholders' equity           $131,779           $147,193
                                                         ========           ========



   The accompanying notes are an integral part of these financial statements.

                                     AUSPEX SYSTEMS, INC.
                       Condensed Consolidated Statements of Operations

                                                   Three Months Ended               Six Months Ended
                                              December 31,    December 31,    December 31,    December 31,
                                                 1998            1997            1998            1997
-----------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)      (unaudited)     (unaudited)     (unaudited)     (unaudited)
Revenues
  Product revenue                               $ 22,353        $ 36,726        $ 44,383        $ 79,446
  Service revenue                                  8,211           6,716          16,238          12,584
                                                --------        --------        --------        --------
Total revenues                                    30,564          43,442          60,621          92,030
                                                --------        --------        --------        --------

Cost of Revenues
  Cost of product revenue                         12,025          26,676          22,478          45,953
  Cost of service revenue                          5,785           4,936          11,469           9,639
                                                --------        --------        --------        --------
    Total cost of revenues                        17,810          31,612          33,947          55,592
                                                --------        --------        --------        --------
    Gross margin                                  12,754          11,830          26,674          36,438
                                                --------        --------        --------        --------

Operating Expenses
  Selling, general and administrative             12,476          15,817          25,029          30,823
  Research and development                         8,391           8,160          17,099          15,414
                                                --------        --------        --------        --------

    Total operating expenses                      20,867          23,977          42,128          46,237
                                                --------        --------        --------        --------

    Loss from operations                          (8,113)        (12,147)        (15,454)         (9,799)

Other income, net                                    321             479             917             887
                                                --------        --------        --------        --------

  Loss before provision
    for income taxes                              (7,792)        (11,668)        (14,537)         (8,912)


Provision for (benefit from) income taxes             23          (4,084)             67          (3,119)
                                                --------        --------        --------        --------

Net income (loss)                               $ (7,815)       $ (7,584)       $(14,604)       $ (5,793)
                                                ========        ========        ========        ========
Earnings (loss) per share
  Basic                                         $  (0.30)       $  (0.30)       $  (0.57)       $  (0.23)
                                                ========        ========        ========        ========
  Diluted                                       $  (0.30)       $  (0.30)       $  (0.57)       $  (0.23)
                                                ========        ========        ========        ========
Shares used for earnings (loss) per share
  Basic                                           25,728          25,283          25,714          25,163
                                                ========        ========        ========        ========
  Diluted                                         25,728          25,283          25,714          25,163
                                                ========        ========        ========        ========



The accompanying notes are an integral part of these financial statements.

                                     AUSPEX SYSTEMS, INC.
                            Consolidated Statements of Cash Flows

                                                                         December 31,    December 31,
Six Months Ended                                                            1998            1997
-----------------------------------------------------------------------------------------------------
(In thousands)                                                           (unaudited)     (unaudited)
Cash flows from operating activities
  Net income (loss)                                                       $(14,604)       $ (5,793)
  Adjustments to reconcile net income
    to net cash provided by operating activities
    Depreciation and amortization                                            7,551           6,895
    Changes in assets and liabilities
    Decrease in trade receivables                                            1,334           4,270
    (Increase) decrease in inventories                                      (2,147)          3,389
    (Increase) decrease in income tax receivable,
      deferred tax assets and other                                         10,265          (4,479)
    Increase (decrease) in accounts payable                                   (200)          9,140
    Increase (decrease) in accrued liabilities                                (868)          1,690
    Increase (decrease) in deferred revenue                                   (759)            565
                                                                          --------        --------

   Net cash provided by operating activities                                   572          15,677
                                                                          --------        --------

Cash flows from investing activities
  Purchases of available-for-sale short-term investments                   (20,249)        (15,587)
  Proceeds from sales/maturities of available-for-sale
   short-term investments                                                   29,334          21,938
  Purchases of property and equipment                                       (4,905)        (13,163)
  Decrease in other assets                                                       8              79
                                                                          --------        --------

   Net cash from (used in) investing activities                              4,188          (6,733)
                                                                          --------        --------

Cash flows from financing activities
  Principal payments on capital lease obligations                               (8)            (34)
  Proceeds from sale and lease back of equipment                             2,147              --
  Proceeds from sale of common stock                                           754           1,932
                                                                          --------        --------
  Net cash provided by financing activities                                  2,893           1,898
                                                                          --------        --------
Effect of exchange rate changes on cash                                        312            (220)
                                                                          --------        --------

Net increase in cash and cash equivalents                                    7,965          10,622

Cash and cash equivalents, beginning of period                              23,312          25,056
                                                                          --------        --------

Cash and cash equivalents, end of period                                  $ 31,277        $ 35,678
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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Additionally, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. While management makes its best effort to achieve its estimates, actual results could differ from these estimates.

        The results of operations for the three months ended December 31, 1998, are not necessarily indicative of results for the entire fiscal year ending June 30, 1999. (See "Factors That May Affect Future Operating Performance" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

2.   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Substantially all cash equivalents consist of investments in certificates of deposits, money market deposits and municipal bonds with original maturities of three months or less. Substantially all short-term investments consist of municipal bonds, commercial paper and U.S. agency bonds, which the Company intends to hold between three and 12 months.

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

                                                                   Three Months Ended               Six Months Ended
                                                             December 31,     December 31,    December 31,    December 31,
                                                                 1998            1997            1998            1997
                                                             -------------------------------------------------------------
Net income (loss) ......................................       $ (7,815)       $ (7,584)       $(14,604)       $ (5,793)
                                                               ========        ========        ========        ========

Basic Earnings Per Share
  Income (loss) available to common stockholders .......       $ (7,815)       $ (7,584)       $(14,604)       $ (5,793)
  Weighted average common shares outstanding ...........         25,728          25,283          25,714          25,163
                                                               --------        --------        --------        --------

Basic earnings (loss) per share ........................       $  (0.30)       $  (0.30)       $  (0.57)       $  (0.23)
                                                               ========        ========        ========        ========

Diluted Earnings Per Share
  Income (loss) available to common stockholders .......       $ (7,815)       $ (7,584)       $(14,604)       $ (5,793)
                                                               ========        ========        ========        ========

  Weighted average common shares outstanding ...........         25,728          25,283          25,714          25,163
  Dilutive potential common shares from stock options ..             --              --              --              --
                                                               --------        --------        --------        --------
  Weighted average common shares and dilutive
   potential common shares .............................         25,728          25,283          25,714          25,163
                                                               --------        --------        --------        --------

Diluted earnings (loss) per share ......................       $  (0.30)       $  (0.30)       $  (0.57)       $  (0.23)
                                                               ========        ========        ========        ========

        Weighted average options outstanding to purchase 344,872 and 766,429 shares during the three months ended December 31, 1998 and 1997, respectively, were excluded from the computation of diluted earnings per share because the effect of including them would have been antidilutive due to the loss available to common stockholders. Weighted average options outstanding to purchase 4,867,309 and 571,780 shares during the six months ended December 31, 1998 and 1997 respectively, were excluded from the computation of diluted earnings per share because the effect of including them would have been antidilutive due to the loss available to common stockholders.

5.   INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consist of the following:

                                                 (In thousands)
                                       December 31, 1998  June 30, 1998
                                       -----------------  -------------
           Purchased materials              $ 3,830          $ 5,615
           Systems in process                 4,186            4,041
           Finished goods                     2,105            2,552
                                            -------          -------
                 Total inventories          $10,121          $12,208
                                            =======          =======

Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at December 31, 1998 and June 30, 1998.

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

6.      COMPREHENSIVE INCOME

        The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997 and has restated information for all prior periods reported below to conform to this standard. The following table sets forth the components of other comprehensive income (loss) as follows (in thousands):

                                                      Three Months Ended,              Six Months Ended,
                                                 December 31,    December 31,    December 31,    December 31,
                                                     1998            1997            1998            1997
                                                   --------        --------        --------        --------
Net Income (Loss)                                  $ (7,815)       $ (7,584)       $(14,604)       $ (5,793)
Other comprehensive income(loss):
    Unrealized holding gains (losses)
      on available-for-sale securities                  (63)            (17)            (42)             25
    Foreign currency translation adjustments            157             (62)            313            (220)
                                                   --------        --------        --------        --------
Comprehensive income (loss)                        $ (7,721)       $ (7,663)       $(14,333)       $ (5,988)
                                                   ========        ========        ========        ========

7.      NEW ACCOUNTING PRONOUNCEMENTS

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

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that a reporting entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. The Company is required to adopt SFAS No. 133 in the first quarter of fiscal 2000. The impact of adopting SFAS No. 133 to the Company has not been determined.

8.      RECLASSIFICATION

        The Company has reclassified certain prior year balances from selling, general and administrative expenses to cost of service revenues to reflect costs associated with service revenue to conform to the current year presentation. The amount of reclassification for the three months and six months ended December 31, 1997 was $685,000 and $1,339,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        Total revenues for the second quarter of fiscal 1999, ended December 31, 1998, were $30.6 million, a decrease of 30% compared to total revenues of $43.4 million in the second quarter of fiscal 1998. Total revenues for the six months ended December 31, 1998 were $60.6 million, a decrease of 34% compared to total revenues of $92 million for the six months ended December 31, 1997. The decrease in total revenues primarily relates to the timing of new product introductions and increased competitive pressures.

        Product revenues for the second quarter of fiscal 1999 were $22.4 million or 73% of total revenues compared to $36.7 million or 85% of total revenues in the second quarter of fiscal 1998. Revenues from system sales accounted for 34% of total revenues during the second quarter of fiscal 1999 and 42% for the second quarter of fiscal 1998, while revenues from upgrades, add-on options and software license agreements comprised 39% of total revenues during the second quarter of fiscal 1999 and 42% for the second quarter of fiscal 1998. Service revenues for the second quarter of fiscal 1999 were $8.2 million or 27% of total revenues compared to 16% in the second quarter of fiscal 1998. Geographically, North America accounted for 74% and 66% of total revenues in the second quarters of fiscal 1999 and 1998, respectively; the Pacific Rim accounted for 13% in the second quarters of fiscal 1999 and 1998; and Europe accounted for 13% and 21% in the second quarters of fiscal 1999 and 1998, respectively. The decrease in revenues in the Company's main geographic markets primarily related to the timing of new product introductions and increased competitive pressures.

        Gross margin was 42% of net revenues in the second quarter of fiscal 1999 compared with 27% in the second quarter of fiscal 1998. For the six months ended December 31, 1998 and 1997, gross margins were 44% and 40%, respectively. Product gross margin increased to 46% in the second quarter of fiscal year 1999 from 27% in the second quarter of fiscal year 1998. The reduced gross margin in the second quarter of fiscal 1998 was primarily due to a $9.4 million charge incurred for the write-down of disk drive inventory to its net realizable value as a result of rapid price declines of 4 gigabyte drives, coupled with an accelerated transition to 9 gigabyte drive technology and product obsolescence.

        Selling, general and administrative expenses during the second quarter of fiscal 1999 totaled $12.5 million, a decrease of 21% from $15.8 million in the corresponding period of the prior fiscal year, and comprised 41% and 36% of total revenues, respectively. For the six months ended December 31, 1998, selling, general and administrative expenses totaled $25 million, a decrease of 19% from $30.8 million for the six months ended December 31, 1997 and were 41% and 33% of total revenues for the first six months of fiscal years 1999 and 1998, respectively. The decrease in absolute dollars for the comparison periods reflects steps the Company has taken to streamline operations and reduce overall costs. The increase in selling, general and administrative expenses as a percentage of revenues for the comparison periods is a result of lower revenues in second quarter and first six months of fiscal 1999.

        Research and development expenses incurred during the second quarter of fiscal 1999 were $8.4 million, an increase of 3% from $8.2 million in the corresponding period of the prior fiscal year, and comprised 28% and 19% of total revenues, respectively. For the six months ended December 31, 1998, research and development expenses were $17.1 million, an increase of 11% from $15.4 million for the six months ended December 31, 1997, and were 28% and 17% of total revenues for the first six months of fiscal years 1999 and 1998, respectively. This increase in absolute dollars and as a percentage of revenues was primarily due to the continued development of the Auspex 4Front(TM) series of products and lower revenue in second quarter and first six months of fiscal 1999.

        Loss from operations for the second quarter of fiscal 1999 was $8.1 million, compared with loss from operations of $12.1 million in the second quarter of fiscal year 1998. These operating losses were primarily due to lower revenues and increased research and development, reflecting the Company's investment across the organization in support of new network attached storage products and technologies for UNIX and Windows NT markets.

        The Company's income tax rate for the first six months of fiscal 1999 was 0% compared with income tax benefit rate for the first six months of fiscal 1998 of 35%. The income tax benefit in fiscal 1998 primarily relates to the carry back of the Company's net operating loss.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash, cash equivalents and short-term investments decreased by $1.2 million to $49.6 million for the six months ended December 31, 1998. The Company generated approximately $0.6 million in cash from operating activities in the first six months of fiscal 1999, which included the collection of $9.3 million of a income tax refund. The Company generated approximately $4.2 million in cash from investing activities in the first six months of fiscal 1999. The Company also generated approximately $2.9 million in cash from financing activities, which included proceeds of $2.1 million from the sale and leaseback of equipment. The Company's working capital decreased during the first six months of fiscal 1999 by $13.0 million to $66.4 million.

        Based on its current operating plans, the Company believes that its existing cash, cash equivalents and short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements at least through the next 12 months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The entire second paragraph under the section entitled "Liquidity and Capital Resources"; the third sentence of the risk factor entitled "Software Product Risks" in "Factors That May Affect Future Performance"; the third sentence of the risk factor entitled "New Products" in "Factors That May Affect Future Performance"; the second sentence of the risk factor entitled "Risks of International Sales" in "Factors That May Affect Future Performance"; and the fifth, sixth and seventh sentence of the first paragraph, the second sentence of the fourth paragraph, the entire seventh paragraph, the fifth and sixth sentences of the eight paragraph, the last sentence of the ninth paragraph, the last sentence of the tenth paragraph, the entire eleventh paragraph, the last sentence of the twelfth paragraph and the first sentence of the thirteenth paragraph of the section entitled "Year 2000 Compliance" in "Factors That May Affect Future Performance" contain forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. The Company may also make oral and written forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below. The Company undertakes no obligation to update such information.

        POTENTIAL SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS

        The Company's operating results may fluctuate significantly from quarter to quarter due to a combination of factors. These factors include the timing of orders, the timing of new product introductions by the Company or its competitors and the mix of distribution channels through which the Company's products are sold. The Company generally realizes higher gross margins on sales of systems to end-users and on single-system sales than on systems sold through distributors and OEMs and on multiple-system sales. In addition, given the Company's focus on highly configured enterprise class systems, the loss or delay in a given quarter of a relatively limited number of system sales could adversely affect the Company's revenues. Historically, the Company often has recognized a substantial portion of its revenues in the last month of any given quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of revenues could cause significant variations in operating results from quarter to quarter.

        COMPETITIVE MARKET

        The market for the Company's products is highly competitive. The Company experiences substantial competition, principally from Sun Microsystems, Network Appliance, EMC Corporation, Hewlett-Packard Company and Silicon Graphics, Inc., among others. Some companies have introduced proprietary products to provide network attached storage. Most of the Company's competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its products are competitive, price competition in the markets for the Company's products is intense. Any material reduction in the price of the Company's products without corresponding decreases in manufacturing costs and increases in unit volume would negatively affect gross margins, which could in turn have a material adverse effect on the Company's business, financial condition and results of operations. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base of customers, including additional processors, memory and disk drives. Increased competition for the Company's products that results in lower product sales could also adversely impact the Company's sales of upgrades. In addition, decisions by customers not to increase capacity of their current systems could adversely impact the Company's revenues and results of operations. The Company's ability to maintain its competitive position will depend upon, among other factors, its success in anticipating industry trends, investing in product research and development, developing new products with improved price/performance characteristics and effectively managing the introduction of new products into targeted markets.

        SOFTWARE PRODUCT RISKS

        The Company markets software products in addition to its line of network file servers. These software products include: NeTservices(TM), DriveGuard(TM), FastBackup(TM), ServerGuard(TM), ServerGuard Global(TM) and DataGuard(TM). The Company also expects to release enhancements and new features for these software products from time to time. Although the Company performs extensive testing prior to releasing software products, such products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments; any of which could result in a materially adverse effect on the Company's business, financial condition and results of operations.

        NEW PRODUCTS

        New product introductions by the Company or its competitors carry the risk that customers could delay or cancel orders for existing products pending shipment of the new products. For instance, product transition issues had an adverse impact on North America revenue in fiscal 1998 and first six months of fiscal 1999. The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis. There can be no assurance that the Company will not experience difficulties that delay or prevent the successful development, introduction or marketing of these products and enhancements or that these new products and enhancements will adequately address market requirements, achieve market acceptance or generate substantial sales. Additionally, delays in the launch or lack of availability of new products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

        For the first six months ended December 31, 1998 and 1997, direct sales of products and services to Intel Corporation ("Intel") represented approximately 20% and 17%, respectively, of the Company's revenues. Intel is not obligated to purchase any minimum level of products from the Company. Significant reductions in product sales to Intel would materially and adversely affect the Company's business, financial condition and results of operations.

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

        RISKS OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

        During the first six months ended December 31, 1998, and 1997, approximately 33% and 34%, respectively, of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business. However, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful. The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, the Company experienced a decrease in revenues from the Pacific Rim during the first six months ended December 31, 1998 due to continued weakness in the Japanese economy and effects from continuing organizational change at one of the Company's major Japanese distributors. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. Continued increases in the value of the U.S. dollar relative to foreign currencies will make the Company's products sold internationally less price competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. The Company's international business may further be affected by risks such as trade restrictions, increase in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of whom are entitled to carry products of the Company's competitors. There can be no assurance that any of the foregoing risks or issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company is subject to various claims, which arise, in the normal course of business. The Company believes that the litigation, individually or in the aggregate, to which it is currently a party, is not likely to have a material adverse effect on the Company's results of operation or financial condition.

        YEAR 2000 COMPLIANCE

        The Company is aware of the issues associated with the programming code in existing computer systems, as the Year 2000 approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize date-sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with the Year 2000 problem. The Company's new products, as of fiscal 1998, are being designed to be Year 2000 compliant (as the Company has defined that term in its published statements). However, some of the Company's older products will not be Year 2000 compliant and, as a result, the Company's customers will be required to upgrade these products. Although products have undergone, or will undergo, the Company's normal quality testing procedures, there can be no assurance that the Company's products will contain all necessary date code changes. Any failure of the Company's products to perform, including system malfunctions due to the onset of Year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's customers could choose to convert to other Year 2000 compliant products or to develop their own products in order to avoid such malfunctions, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        STATE OF READINESS

        The Company has been actively addressing the Year 2000 issues since fiscal 1997. The following sections broadly address Year 2000 matters with respect to the Company's (a) suppliers, (b) facilities and infrastructure, (c) information technology systems, (d) engineering infrastructure and (e) manufacturing operation Year 2000 compliance assessment.

        Suppliers

        During fiscal 1998, the Company sent a Year 2000 Readiness Letter/ Questionnaire to its suppliers. However, as a result of a low response rate, the Company has undertaken or is undertaking the following: (1) a new Readiness Letter/Questionnaire was generated and mailed to all suppliers during October 1998; (2) the Company is in the process of identifying and devoting resources to ensure the Year 2000 compliance of significant and/or critical suppliers; (3) supplier response to the new Year 2000 Readiness Letter/Questionnaire will be closely monitored; and (4) follow-up communication will be initiated with significant and/or critical suppliers who do not respond to the Year 2000 Readiness Letter/Questionnaire or certify Year 2000 compliance. Based on their responses and results of the Readiness Letter/Questionnaire, alternate suppliers may need to be identified by the Company. There can be no assurance that the Company will be able to find suitable alternate suppliers and contract with them on reasonable terms, or at all, and such inability could have a material and adverse impact on the Company's business and results of operations.

        Facilities and Infrastructure

        The Company's new headquarters facility in Santa Clara and domestic remote sites are believed to be Year 2000 compliant with respect to building automation systems, electronic security systems and utilities. The Company has presented formal queries to local fire departments with regard to Year 2000 compliance/readiness. Formal responses have not been received as of the date of this filing. The Company believes that its English and French facilities are Year 2000 compliant; however, the lessors of German and Japanese facilities have not responded formally to the Company's inquiries as of this filing.

        Information Technology Systems

        Over the past several years, the Company has invested in a number of Year 2000 compliant PBXs and voice-mail systems. No effort has yet been spent on verifying Year 2000 compliance of local telephone systems of most sales offices, and the Company expects to have verified such compliance by the end of fiscal 1999.

        The Company believes that its internal production data communication network is Year 2000 compliant. A majority of the key components, which the Company believes to be Year 2000 compliant, of the network were installed within the past nine months. The Company's wide-area network requirements are provided by a major national carrier and an international carrier. The Company believes there is some uncertainty between these carriers due to the fact testing between carriers cannot commence until each carrier is Year 2000 compliant.

For local services that are provided by local carriers, the Company has not yet invested a significant amount of time to verify their Year 2000 readiness, but intends to verify compliance by the end of fiscal 1999.

        The Company has replaced or upgraded, or is in the process of replacing/upgrading, many of its core applications systems. A new Year 2000 compliant enterprise resource planning package was installed in the first calendar quarter of 1998. An upgrade to a newer version of this package was completed during the fourth calendar quarter of 1998 which incorporated several Year 2000 compliance--related bug fixes. The upgrade to a newer version of the Company's payroll and human resources systems to Year 2000 compliant systems was completed during September 1998. The Company's customer call tracking system is being upgraded to provide additional functionality and stability and the Company will complete such upgrade by the end of fiscal 1999. Part of the project plan for this upgrade will be to confirm the vendor's assertion that the product is Year 2000 compliant. During fiscal 1998, the Company invested in a desktop upgrade program. Vendors have affirmed that the standard personal computers and laptop computers installed during 1998 are Year 2000 compliant. Testing has confirmed that commonly used functions operate satisfactorily.


        Engineering Infrastructure

        The Company's engineering infrastructure is in a continual state of change due to the dynamic nature of the Company's business and focus on new products. As older products are retired and new products developed, the tools, equipment and laboratory environments change. The Company completed the assessment of Year 2000 issues of its engineering infrastructure during the fourth calendar quarter of 1998, and all significant issues will be resolved by the end of fiscal 1999.

        Manufacturing Operations

        The Company is primarily an assemble-to-order manufacturing operation. There is no significant automated assembly equipment on its manufacturing shop floor. The Company completed the assessment of Year 2000 issues of its manufacturing operations during the fourth calendar quarter of 1998, and all significant issue will be resolved by the end of fiscal 1999.

        Costs to Address Year 2000 Issues

        The Company expects to incur total software-, hardware- and systems-related costs of approximately $1.9 million and solutions providers' costs of approximately $500,000 in connection with the remediation of Year 2000 compliance issues. There can be no assurance that these cost estimates associated with the Company's Year 2000 issues will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's results of operations and financial condition.

        Year 2000 Issues

        The Company's Technical Support representatives work closely with customers to resolve problems, issues and questions. The Company's Customer Service organization uses several toll free phone numbers to address customer problems, issues and questions. These calls are logged and tracked using a call management system. Customer Service relies on communications, voice-mail, email, paging, Web and file transfer program services and data communications. Given the number and variety of suppliers and their inter-dependencies, the number and location of worldwide customers and the number and locations of the various Technical Support offices, it is not feasible to fully test whether the Company will be able to guarantee that each customer will be able to contact and/or do business with Customer Service without disruption on or about the beginning of 2000. The Company expects an increase in calls on or about the beginning of 2000, which will likely impact Customer Service responsiveness.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

        Interest Rate Risk

        There were no material changes during the second quarter of fiscal 1999 to the Company's exposure to market risk for changes in interest rates.

        Foreign Currency Exchange Risk

        There were no material changes during the second quarter of fiscal 1999 to the Company's foreign currency hedging programs.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The 1998 Annual Meeting of the Stockholders of Auspex Systems, Inc. was held at the Company's headquarters, 2300 Central Expressway, Santa Clara, California 95050 on November 19, 1998 at 9:00 a.m. (the "Annual Meeting").

a. At the Annual Meeting two (2) directors were re-elected to the Company's Board of Directors as Class II directors to serve for a two-year term.

                                 NUMBER OF VOTES

               Nominee                        Cast for                Withheld or Against
               -------                        --------                -------------------
            W. Frank King                    22,624,663                     771,370
            Bruce N. Moore                   22,595,850                     800,183

a. The following additional proposals were considered at the Annual Meeting and were approved by the stockholders.

     (1) Ratification and approval to the Company's 1993 Director's Stock Option Plan to (i) increase the number of shares of Common Stock reserved for issuance thereunder by 150,000 to a total of 325,000 and
           (ii) increase the number of shares of Common Stock subject to the initial and annual option grants automatically awarded to the Company's directors thereunder from 16,000 and 4,000 to 25,000 and 8,000, respectively.

           Cast for             Against               Abstentions           Broker Non-Votes
           --------             -------               -----------           ----------------
           18,155,818          5,102,243                134,972                    0

         (2) Ratification and approval of the appointment of Arthur Anderson LLP as the independent auditors of the Company for the year ending June 30, 1999

        Cast for                 Against               Abstentions           Broker Non-Votes
        --------                 -------               -----------           ----------------
       23,197,752                136,737                 61,544                      0



ITEM 5.  OTHER INFORMATION:

         a. Effective February 5, 1999, Russell M. Lait, Vice President of Operations, resigned from the Company

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










Date     February 11, 1999                     /s/ R. Marshall Case
    ---------------------------               ----------------------------------
                                               R. Marshall Case,
                                               Vice President of Finance and
                                               Chief Financial Officer

                              AUSPEX SYSTEMS, INC.
                      EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                         FOR THE QUARTER ENDED DECEMBER 31, 1998


                                                           Sequentially
Exhibit        Description                                Numbered Page
-------        -----------                                -------------
27             Financial Data Schedule                           15