Form 10-Q
period 1999-03-31
AUSPEX SYSTEMS INC
filed 1999-05-12
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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

                                      YES  [X]
                                      NO   [ ]

        NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF MAY 3, 1999: 26,321,901

--------------------------------------------------------------------------------
FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX


                                                                                        PAGE
PART I.    FINANCIAL INFORMATION                                                       NUMBER

ITEM 1.      Financial Statements                                                        1

             Condensed Consolidated Balance Sheets as of March 31, 1999
                and June 30, 1998                                                        1

             Condensed Consolidated Statements of Operations for the
                Three and Nine Months Ended March 31, 1999 and March
                31, 1998                                                                 2

             Consolidated Statements of Cash Flows for the Nine Months
                 Ended March 31, 1999 and March 31, 1998                                 3

             Notes to Condensed Consolidated Financial Statements                      4-6

ITEM 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 7-14

Item 3.      Qualitative and Quantitative Disclosures about Market Risks                14

PART II.   OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K                                           14

SIGNATURES                                                                              15

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                      AUSPEX SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                         ASSETS

                                                                                       March 31, 1999     June 30, 1998
-----------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                                         (Unaudited)
Current Assets
   Cash and cash equivalents                                                               $ 26,641          $ 23,312
   Short-term investments                                                                    18,897            27,449
   Accounts receivable, net                                                                  24,470            25,642
   Inventories                                                                               10,756            12,208
   Income tax receivable                                                                         --             9,010
   Deferred tax assets and other                                                             10,220            13,819
                                                                                           --------          --------
      Total current assets                                                                   90,984           111,440
                                                                                           --------          --------

Property and equipment, net                                                                  31,317            33,617
Other assets                                                                                  2,064             2,136
                                                                                           --------          --------
     Total assets                                                                          $124,365          $147,193
                                                                                           ========          ========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        March 31, 1999    June 30, 1998
-----------------------------------------------------------------------------------------------------------------------

Current Liabilities
  Accounts payable                                                                         $ 12,094          $ 10,066
  Accrued liabilities                                                                        12,709            12,488
  Deferred revenue                                                                            8,238             9,450
                                                                                           --------          --------
   Total current liabilities                                                                 33,041            32,004
                                                                                           --------          --------
Stockholders' equity                                                                         91,324           115,189
                                                                                           --------          --------
   Total liabilities and stockholders' equity                                              $124,365          $147,193
                                                                                           ========          ========


The accompanying notes are an integral part of these financial statements.

                      AUSPEX SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations


                                                         Three Months Ended                      Nine Months Ended
                                                   -------------------------------         --------------------------------
                                                    March 31,            March 31,           March 31,           March 31,
                                                       1999                1998                1999                1998
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)            (unaudited)         (unaudited)         (unaudited)         (unaudited)

Revenues
   Product revenue                                 $     18,551        $     34,262        $     62,934        $    113,708
   Service revenue                                        8,218               6,124              24,456              18,708
                                                   ------------        ------------        ------------        ------------
     Total revenues                                      26,769              40,386              87,390             132,416
                                                   ------------        ------------        ------------        ------------

Cost of Revenues
   Cost of product revenue                                9,987              14,280              32,465              60,233
   Cost of service revenue                                5,598               5,582              17,067              15,221
                                                   ------------        ------------        ------------        ------------
     Total cost of revenues                              15,585              19,862              49,532              75,454
                                                   ------------        ------------        ------------        ------------
     Gross margin                                        11,184              20,524              37,858              56,962
                                                   ------------        ------------        ------------        ------------

Operating Expenses
   Selling, general and administrative                   13,701              15,174              38,730              45,997
   Research and development                               9,026               9,294              26,125              24,708
                                                   ------------        ------------        ------------        ------------

     Total operating expenses                            22,727              24,468              64,855              70,705
                                                   ------------        ------------        ------------        ------------

     Loss from operations                               (11,543)             (3,944)            (26,997)            (13,743)

Other income, net                                           652                 366               1,569               1,253
                                                   ------------        ------------        ------------        ------------

Loss before provision for
(benefit from) income taxes                             (10,891)             (3,578)            (25,428)            (12,490)

Provision for (benefit from) income taxes                    40              (1,252)                107              (4,371)
                                                   ------------        ------------        ------------        ------------

Net income (loss)                                  $    (10,931)       $     (2,326)       $    (25,535)       $     (8,119)
                                                   ============        ============        ============        ============

Earnings (loss) per share
   Basic                                           $      (0.42)       $      (0.09)       $      (0.99)       $      (0.32)
                                                   ============        ============        ============        ============
   Diluted                                         $      (0.42)       $      (0.09)       $      (0.99)       $      (0.32)
                                                   ============        ============        ============        ============

Shares used for earnings (loss) per share
   Basic                                                 26,077              25,370              25,833              25,181
                                                   ============        ============        ============        ============
   Diluted                                               26,077              25,370              25,833              25,181
                                                   ============        ============        ============        ============


The accompanying notes are an integral part of these financial statements.

                      AUSPEX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         March 31,          March 31,
Nine Months Ended                                                                          1999               1998
----------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                          (unaudited)        (unaudited)

Cash flows from operating activities
   Net income (loss)                                                                    $  (25,535)        $   (8,119)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
        Depreciation and amortization                                                       10,885             10,813
        Changes in assets and liabilities
           Decrease in trade receivables                                                     1,172              6,744
           (Increase) decrease in inventories                                               (2,782)             1,327
           (Increase) decrease in income tax receivable,
              deferred tax assets and other                                                 12,618             (4,589)
           Increase  in accounts payable                                                     2,028              5,254
           Increase  in accrued liabilities                                                    234              2,253
           Increase (decrease) in deferred revenue                                          (1,212)             1,639
                                                                                        ----------         ----------
           Net cash (used in) provided by operating activities                              (2,592)            15,322
                                                                                        ----------         ----------

Cash flows from investing activities
       Purchases of available-for-sale short-term investments                              (30,969)           (42,406)
       Proceeds from sales/maturities of available-for-sale short-term investments          39,485             52,550
       Purchases of property and equipment                                                  (9,538)           (26,565)
                                                                                        ----------         ----------
         Net cash used in investing activities                                              (1,022)           (16,421)
                                                                                        ----------         ----------

Cash flows from financing activities
       Principal payments on capital lease obligations                                         (13)               (37)
       Proceeds from sale and lease back of equipment                                        5,250                 --
       Proceeds from sale of common stock                                                    1,633              2,678
                                                                                        ----------         ----------
         Net cash provided by financing activities                                           6,870              2,641
                                                                                        ----------         ----------
Effect of exchange rate changes on cash                                                         73               (258)
                                                                                        ----------         ----------
Net increase in cash and cash equivalents                                                    3,329              1,284

Cash and cash equivalents, beginning of period                                              23,312             25,056
                                                                                        ----------         ----------
Cash and cash equivalents, end of period                                                $   26,641         $   26,340
                                                                                        ==========         ==========


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

        The results of operations for the three months ended March 31, 1999, are not necessarily indicative of results for the entire fiscal year ending June 30, 1999. (See "Factors That May Affect Future Operating Performance" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

3.      REVENUE RECOGNITION

        Product revenue includes hardware sales and software license fees. The Company recognizes system sales to end-users upon shipment. The installation of the Company's systems is not considered a significant obligation and acceptance by the customer is not considered a significant uncertainty. Revenues from upgrade sales are generally recognized at the time the equipment is shipped. Provisions for product sales returns and allowances are recorded in the same period as the related revenue. Revenues earned under software license agreements with end users are recognized when the software has been shipped and there are no significant obligations remaining.

        Service revenue includes installation, maintenance and training, and is recognized ratably over the contractual period or as the services are provided.

4.      EARNINGS PER SHARE

        Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period and does not give effect to the dilutive effect of common equivalent shares, such as stock options. Diluted earnings per share is computed based on the weighted average number of common shares plus dilutive potential common shares calculated in accordance with the treasury stock method. All amounts in the following table are in thousands, except per share data.

                                                                      Three Months Ended                   Nine Months Ended
                                                                -----------------------------         -----------------------------
                                                                 March 31,          March 31,          March 31,          March 31,
                                                                   1999               1998               1999               1998
                                                                -------------------------------------------------------------------
Net income (loss) ........................................      $  (10,931)        $   (2,326)        $  (25,535)        $   (8,119)
                                                                ==========         ==========         ==========         ==========

Basic Earnings Per Share
  Income (loss) available to common stockholders .........      $  (10,931)        $   (2,326)        $  (25,535)        $   (8,119)
  Weighted average common shares outstanding .............          26,077             25,370             25,833             25,181
                                                                ----------         ----------         ----------         ----------

Basic earnings (loss) per share ..........................      $    (0.42)        $    (0.09)        $    (0.99)        $    (0.32)
                                                                ==========         ==========         ==========         ==========

Diluted Earnings Per Share
  Income (loss) available to common stockholders .........      $  (10,931)        $   (2,326)        $  (25,535)        $   (8,119)
                                                                ==========         ==========         ==========         ==========


  Weighted average common shares outstanding .............          26,077             25,370             25,833             25,181
  Dilutive potential common shares from stock options ....              --                 --                 --                 --
                                                                ----------         ----------         ----------         ----------
  Weighted average common shares and dilutive potential
    common shares ........................................          26,077             25,370             25,833             25,181
                                                                ----------         ----------         ----------         ----------

Diluted earnings (loss) per share ........................      $    (0.42)        $    (0.09)        $    (0.99)        $    (0.32)
                                                                ==========         ==========         ==========         ==========


        Weighted average options outstanding to purchase 4,049,795 and 1,284,776 shares during the three months ended March 31, 1999 and 1998, respectively, were excluded from the computation of diluted earnings per share because the effect of including them would have been antidilutive due to the loss available to common stockholders. Weighted average options outstanding to purchase 4,177,791 and 3,216,426 shares during the nine months ended March 31, 1999 and 1998 respectively, were excluded from the computation of diluted earnings per share because the effect of including them would have been antidilutive due to the loss available to common stockholders.

5.      INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consist of the following:


                                           (In thousands)
                                 March 31, 1999      June 30, 1998
                                 --------------      -------------
Purchased materials               $      5,602        $      5,615
Systems in process                       2,828               4,041
Finished goods                           2,326               2,552
                                  ------------        ------------
       Total inventories          $     10,756        $     12,208
                                  ============        ============

Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at March 31, 1999 and June 30, 1998.

        Certain of the Company's products contain critical components supplied by a single or limited number of third parties. The Company has an inventory of these critical components so as to ensure an available supply of products for its customers. Any significant shortage of these components or the failure of the third-party suppliers to maintain or enhance these components could materially adversely affect the Company's results of operations. (See "Factors That May Affect Future Operating Performance--Dependence on Certain Suppliers.")

6.      COMPREHENSIVE INCOME

        The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997 and has restated information for all prior periods reported below to conform to this standard. The following table sets forth the components of other comprehensive income (loss) as follows (in thousands):

                                                           Three Months Ended                     Nine Months Ended
                                                      -----------------------------         -----------------------------
                                                       March 31,          March 31,          March 31,          March 31,
                                                         1999               1998               1999               1998
                                                      ----------         ----------         ----------         ----------
Net Income (Loss)                                     $  (10,931)        $   (2,326)        $  (25,535)        $   (8,119)
Other comprehensive income (loss):
    Unrealized holding gains (losses)
      on available-for-sale securities                         6                 14                (36)                39
    Foreign currency translation adjustments                (240)               (38)                73               (258)
                                                      ----------         ----------         ----------         ----------
Comprehensive income (loss)                           $  (11,165)        $   (2,350)        $  (25,498)        $   (8,338)
                                                      ==========         ==========         ==========         ==========

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

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that a reporting entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. The Company is required to adopt SFAS No. 133 in the first quarter of fiscal 2000 and does not expect such adoption to have a material effect on the consolidated financial statements.

8.      RECLASSIFICATION

        The Company has reclassified certain prior year balances from selling, general and administrative expenses to cost of service revenues to reflect costs associated with service revenue to conform to the current year presentation. The amount of reclassification for the three months and nine months ended March 31, 1998 was $981,000 and $2,320,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        Total revenues for the third quarter of fiscal 1999, ended March 31, 1999, were $26.8 million, a decrease of 34% compared to total revenues of $40.4 million in the third quarter of fiscal 1998. Total revenues for the nine months ended March 31, 1999 were $87.4 million, a decrease of 34% compared to total revenues of $132.4 million for the nine months ended March 31, 1999. The decrease in total revenues primarily relates to the timing of new product introductions and increased competitive pressures.

        Product revenues for the third quarter of fiscal 1999 were $18.6 million or 69% of total revenues compared to $34.3 million or 85% of total revenues in the third quarter of fiscal 1998. Revenues from system sales accounted for 42% of total revenues during the third quarter of fiscal 1999 and 35% for the third quarter of fiscal 1998, while revenues from upgrades, add-on options and software license agreements comprised 27% of total revenues during the third quarter of fiscal 1999 and 50% for the third quarter of fiscal 1998. Service revenues for the third quarter of fiscal 1999 were $8.2 million or 31% of total revenues compared to 15% in the third quarter of fiscal 1998. Geographically, North America accounted for 71% and 73% of total revenues in the third quarters of fiscal 1999 and 1998, respectively; the Pacific Rim accounted for 13% and 10% in the third quarters of fiscal 1999 and 1998; and Europe accounted for 16% and 17% in the third quarters of fiscal 1999 and 1998, respectively. The decrease in revenues in the Company's main geographic markets primarily related to the timing of new product introductions and increased competitive pressures.

        Gross margin was 42% of net revenues in the third quarter of fiscal 1999 compared with 51% in the third quarter of fiscal 1998. For the nine months ended March 31, 1999 and 1998, gross margins were 43%. Product gross margin decreased to 46% in the third quarter of fiscal year 1999 from 58% in the third quarter of fiscal year 1998. The decline in gross margin was due to lower pricing on system sales which are entering end of life cycle. The higher gross margins in the third quarter of fiscal 1998 were primarily due to the sale at favorable gross margins of disk drives previously written off.

        Selling, general and administrative expenses during the third quarter of fiscal 1999 totaled $13.7 million, a decrease of 10% from $15.2 million in the corresponding period of the prior fiscal year, and comprised 51% and 38% of total revenues, respectively. For the nine months ended March 31, 1999, selling, general and administrative expenses totaled $38.7 million, a decrease of 16% from $46 million for the nine months ended March 31, 1998 and were 44% and 35% of total revenues for the first nine months of fiscal years 1999 and 1998, respectively. The decrease in absolute dollars for the comparison periods reflects steps the Company has taken to streamline operations and reduce overall costs. The increase in selling, general and administrative expenses as a percentage of revenues for the comparison periods is a result of lower revenues in the third quarter and the first nine months of fiscal 1999.

        Research and development expenses incurred during the third quarter of fiscal 1999 were $9.0 million, a decrease of 3% from $9.3 million in the corresponding period of the prior fiscal year, and comprised 34% and 23% of total revenues, respectively. For the nine months ended March 31, 1999, research and development expenses were $26.1 million, an increase of 6% from $24.7 million for the nine months ended March 31, 1998, and were 30% and 19% of total revenues for the first nine months of fiscal years 1999 and 1998, respectively. This increase in absolute dollars and as a percentage of revenues was primarily due to the continued development of the Auspex 4Front(TM) series of products and lower revenues in the third quarter and the first nine months of fiscal 1999.

        Loss from operations for the third quarter of fiscal 1999 was $11.5 million, compared with $3.9 million in the third quarter of fiscal year 1998. These operating losses were primarily due to lower revenues and increased research and development, reflecting the Company's investment across the organization in support of new network attached storage products and technologies for UNIX and Windows NT markets.

        The Company's income tax rate for the first nine months of fiscal 1999 was 0% compared with income tax benefit rate for the first nine months of fiscal 1998 of 35%. The income tax benefit in fiscal 1998 primarily related to the carry back of the Company's net operating loss.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash, cash equivalents and short-term investments decreased by $5.2 million to $45.5 million for the nine months ended March 31, 1999. The Company used approximately $2.6 million in cash from operating activities in the first nine months of fiscal 1999, which included loss from operations after depreciation and amortization of $14.7 million partially offset by the collection of $10.4 million of income tax refunds. The Company used approximately $1.0 million in cash from investing activities in the first nine months of fiscal 1999, which included $8.5 million proceeds from sale/maturities of available-for-sale short-term investments partially offset by $9.5 million purchases of property and equipment. The Company also generated approximately $6.9 million in cash from financing activities, which included proceeds of $5.3 million from the sale and leaseback of equipment and proceeds of $1.6 million from the sale of Common Stock. The Company's working capital decreased during the first nine months of fiscal 1999 by $21.5 million to $57.9 million.

        Based on its current operating plans, the Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its working capital and capital expenditure requirements at least through the next 12 months.

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

        NEW PRODUCTS

        New product introductions by the Company or its competitors carry the risk that customers could delay or cancel orders for existing products pending shipment of the new products. For instance, product transition issues had an adverse impact on North America revenue in fiscal 1998 and the first nine months of fiscal 1999. The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis. There can be no assurance that the Company will not experience difficulties that delay or prevent the successful development, introduction or marketing of these products and enhancements or that these new products and enhancements will adequately address market requirements, achieve market acceptance or generate substantial sales. Additionally, delays in the launch or lack of availability of new products could have a material adverse effect on the Company's business, financial condition and results of operations.

        DEPENDENCE ON KEY PERSONNEL

        Competition for employees with technical, management and other skills is intense in the computer industry and is particularly intense in the San Francisco Bay Area. The Company has recently encountered some difficulties in fulfilling its hiring needs and retaining key employees in this employment market, and there can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future. The Company's failure to retain the services of key personnel or to attract additional qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

        For the first nine months ended March 31, 1999 and 1998, direct sales of products and services to Intel Corporation ("Intel") represented approximately 19% and 20%, respectively, of the Company's revenues. Intel is not obligated to purchase any minimum level of products from the Company. Significant reductions in product sales to Intel would materially and adversely affect the Company's business, financial condition and results of operations.

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

        RISKS OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

        During nine months ended March 31, 1999 and 1998, approximately 32% of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business. However, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful. The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, the Company experienced a decrease in revenues from the Pacific Rim during the first nine months ended March 31, 1999 due to continued weakness in the Japanese economy and effects from continuing organizational change at one of the Company's major Japanese distributors. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. Continued increases in the value of the U.S. dollar relative to foreign currencies will make the Company's products sold internationally less price competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. The Company's international business may further be affected by risks such as trade restrictions, increases in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and the Company must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of whom are entitled to carry products of the Company's competitors. There can be no assurance that any of the foregoing risks or issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

        INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS; PENDING LITIGATION

        The Company currently relies on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to protect its proprietary rights in its hardware and software products. The Company currently holds eight United States patents and has filed applications for additional patents. The Company also has filed applications for counterpart patents in foreign countries, including Japan. There can be no assurance that the Company's present or future competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, there can be no assurance that the Company's patent applications will result in issued patents, or that the Company's issued patents will be upheld if challenged. Additionally, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company in the future with respect to current or future projects or that any such assertions may not require the Company to refrain from the sale of its products, enter into royalty arrangements or undertake costly litigation.

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

        Suppliers

        During fiscal 1998, the Company sent a Year 2000 Readiness Letter/Questionnaire to its suppliers. However, as a result of a low response rate, the Company has undertaken or is undertaking the following: (1) a new Readiness Letter/Questionnaire was generated and mailed to all suppliers during October 1998; (2) the Company is in the process of identifying and devoting resources to ensure the Year 2000 compliance of significant and/or critical suppliers; (3) supplier response to the new Year 2000 Readiness Letter/Questionnaire will be closely monitored; and (4) follow-up communication will be initiated with significant and/or critical suppliers who do not respond to the Year 2000 Readiness Letter/Questionnaire or certify Year 2000 compliance. Based on their responses and results of the Readiness Letter/Questionnaire, alternate suppliers may need to be identified by the Company. There can be no assurance that the Company will be able to find suitable alternate suppliers and contract with them on reasonable terms, or at all, and such inability could have a material and adverse impact on the Company's business and results of operations.

        Facilities and Infrastructure

        The Company's new headquarters facility in Santa Clara and domestic remote sites are believed to be Year 2000 compliant with respect to building automation systems, electronic security systems and utilities. The Company has presented formal queries to local fire departments with regard to Year 2000 compliance/readiness. Formal responses have not been received as of the date of this filing. The Company believes that its English, French and Japanese facilities are Year 2000 compliant; however, the lessor of the Company's German facility has not responded formally to the Company's inquiries as of this filing.

        Information Technology Systems

        Over the past several years, the Company has invested in a number of Year 2000 compliant PBXs and voice-mail systems. No effort has yet been spent on verifying Year 2000 compliance of local telephone systems of most sales offices, but the Company expects to have verified such compliance by the end of fiscal 1999.

        The Company believes that its internal production data communication network is Year 2000 compliant. A majority of the key components, which the Company believes to be Year 2000 compliant, of the network were installed within the past twelve months. The Company's wide-area network requirements are provided by major national carriers and an international carrier. The Company believes there is some uncertainty between these carriers due to the fact testing between carriers cannot commence until each carrier is Year 2000 compliant. For local services that are provided by local carriers, the Company has not yet invested a significant amount of time to verify their Year 2000 readiness, but it intends to verify compliance by the end of fiscal 1999.

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

        Engineering Infrastructure

        The Company's engineering infrastructure is in a continual state of change due to the dynamic nature of the Company's business and focus on new products. As older products are retired and new products developed, the tools, equipment and laboratory environments change. The Company completed the assessment of Year 2000 issues of its engineering infrastructure during the fourth calendar quarter of 1998, and intends to resolve all significant issues will be resolved by the end of fiscal 1999.

        Manufacturing Operations

        The Company is primarily an assemble-to-order manufacturing operation. There is no significant automated assembly equipment on its manufacturing shop floor. The Company completed the assessment of Year 2000 issues of its manufacturing operations during the fourth calendar quarter of 1998, and intends to resolve all significant issues by the end of fiscal 1999.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

        INTEREST RATE RISK

        There were no material changes during the third quarter of fiscal 1999 to the Company's exposure to market risk for changes in interest rates.

        FOREIGN CURRENCY EXCHANGE RISK

        There were no material changes during the third quarter of fiscal 1999 to the Company's foreign currency hedging programs.

PART II. OTHER INFORMATION

ITEM 4.

ITEM 5. OTHER INFORMATION:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a.      Exhibits

                10.29 Form of Change of Control Severance Agreement entered into the form of the Company and each of:

                        - Steve Aleshire, Vice President of World Wide Customer
                          Services

                        - R. Marshall Case, Vice President of Finance and
                          Chief Financial Officer

                        - John S. Coviello, Vice President of Research and
                          Development

                        - Dorothy Krier, Vice President of Human Resources

                        - John P. Livingston, Vice President of Operations

                        - Fred J. Wiele, Vice President of Marketing

                27      Financial Data Schedule

        b.      Reports on Form 8-K

                No report on Form 8-K was filed during the current period

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                              .


Date: May 12, 1999                     /s/ R. Marshall Case
      ---------------------------      --------------------------------
                                       R. Marshall Case,
                                       Vice President of Finance and
                                       Chief Financial Officer

                              AUSPEX SYSTEMS, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                                                       Sequentially
Exhibit           Description                                          Numbered Page
-------           -----------                                          -------------
10.29             Change of Control Severance Agreement                    17-24

27                Financial Data Schedule                                     25