Form 10-K405
period 1999-06-30
AUSPEX SYSTEMS INC
filed 1999-09-27
CIK 860749

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________TO ____________.

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

                        PREFERRED SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

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

     As of September 13, 1999, 27,443,990 shares of Common Stock of Registrant were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on September 13, 1999 of $9.75 per share) was approximately $187,220,446.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on November 18, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I................................................................    4
ITEM 1.   BUSINESS....................................................    4
          The Company.................................................    4
          Markets and Customers.......................................    5
          Products....................................................    6
          Distribution................................................    9
          Customer Service and Support................................    9
          Manufacturing...............................................   10
          Research and Development....................................   10
          Competition.................................................   11
          Intellectual Property and Licenses..........................   11
          Employees...................................................   12
          Executive Officers of the Company...........................   12
ITEM 2.   PROPERTIES..................................................   14
ITEM 3.   LEGAL PROCEEDINGS...........................................   14
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   14

PART II...............................................................   14
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.........................................   14
ITEM 6.   SELECTED FINANCIAL DATA.....................................   15
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   16
          Results of Operations.......................................   16
          Revenues....................................................   16
          Gross Margin................................................   17
          Operating Expenses..........................................   17
          Other Income................................................   18
          Provision for Income Taxes..................................   18
          Quarterly Results of Operations.............................   19
          Liquidity and Capital Resources.............................   20
          Factors That May Affect Future Results......................   20
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISKS.......................................................   26
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   26
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   26

PART III..............................................................   26
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   27
ITEM 11.  EXECUTIVE COMPENSATION......................................   27
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   27
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   27

PART IV...............................................................   27
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................   27
          (a) 1. FINANCIAL STATEMENTS.................................   27

                                                                        PAGE
                                                                        ----
          2. FINANCIAL STATEMENT SCHEDULES............................   28
          3. EXHIBITS.................................................   28
          (b) REPORTS ON FORM 8-K.....................................   31
SIGNATURES............................................................   31
POWER OF ATTORNEY.....................................................   31
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..............................   32
CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS.............................  S-0
SUPPLEMENTAL SCHEDULES................................................  S-1

                             INTRODUCTORY STATEMENT

     References made in this Annual Report on Form 10-K to "Auspex," the "Company," or the "Registrant" refer to Auspex Systems, Inc. and its wholly owned subsidiaries. AUSPEX, the Auspex logo design, DataGuard, DriveGuard, FMK, FMP, Functional Multi-Processing, Functional Multi-Processing Kernel, Functional Multi-Processor, Functional Multiprocessor NS5000 and ServerGuard are registered trademarks of the Company. Auspex 4Front, Auspex Control Points, All the Data All the Time, ClusterGuard, Continuous Data Access, Data Xcelerator Engines, DataXpress, DataXpress kernel, FastFlo File System, NetOS, NetServer, NeTservices, Playground, ServerGuard Global, Thrive Carefully and XceleRAID are trademarks of the Company.

                           FORWARD-LOOKING STATEMENT

     FROM TIME TO TIME, THE COMPANY MAY PUBLISH STATEMENTS THAT ARE NOT HISTORICAL FACTS BUT ARE FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL DEVELOPMENTS, NEW PRODUCTS, RESEARCH AND DEVELOPMENT ACTIVITIES AND SIMILAR MATTERS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS "INTENDED," "EXPECTS," "ANTICIPATES" AND "IS (OR ARE) EXPECTED (OR ANTICIPATED)." THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE IDENTIFIED WITH AN ASTERISK (*) SYMBOL. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF AUSPEX SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-K, INCLUDING FACTORS THAT MAY AFFECT FUTURE RESULTS. AUSPEX MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN AUSPEX'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. AUSPEX DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF AUSPEX.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Auspex was formed in 1987 and was incorporated in Delaware in 1991. The Company develops, manufactures, distributes and supports a line of multi-protocol (NFS(1), CIFS(2) and FTP(3)) Network Attached Storage devices also referred to as network file servers which include specialized software for storing, serving and managing network data.

     In fiscal 1999, the Company completed a two-year transition in order to increase market share by addressing a larger portion of the Network Attached Storage ("NAS") market. The two-year process of corporate renewal included a fundamental shift in the Company's business model and product development strategy. The Company made significant investments to develop all-new core NAS technologies and re-focused its product development plans to become software-centric. The Company also changed its business

---------------

    1 NFS denotes the Network File System protocol, first promulgated by Sun Microsystems, Inc. ("Sun Microsystems"), and since widely adopted by the workstation market as a de facto standard for network file transfers.

    2 CIFS refers to the Common Internet File Service protocol developed by Microsoft Corporation as a networking protocol for PC clients to access files on a PC file server in a Local Area Network ("LAN") or Wide Area Network ("WAN").

    3 FTP ("File Transfer Protocol") is a standard protocol commonly used to retrieve or store files on network file servers. FTP is supported on UNIX, Windows, VMS, Macintosh and other popular desktop computers.

model from developing on a custom hardware platform to implementing its all-new NAS data delivery software architecture on industry-standard hardware (Intel) in order to improve price/performance and time-to-market. This process created the all-new core software technologies that underpin the current generation of the NetServer product line.

     In fiscal 1999, the Company also made substantial investments in its customer service organization by redeploying its technical resource to the field and increasing the engineering support organization to 178 at fiscal year-end. The Company's customer support model is comprised of two components: the Company's highly trained technical engineering support organization, which helps customers solve complex problems associated with the network data delivery chain, from the storage to the desktop. The Company utilizes NCR for straight parts replacement.

     The Company's objective is to deliver mission-critical network data-access solutions across heterogeneous platforms (UNIX, Windows NT). The Company characterizes its new and broader vision as "All the data, All the time"(TM), which reflects Auspex's objectives for reliability, scalability, network Input/Output ("I/O") performance and customer support.

     The Company's heritage is based on the creation of a specialized device -- the industry's first "thin" server or specialized file server -- which utilizes highly efficient software to optimize I/O performance. The primary market for the Company's product was known as the file server market, which today is known as the Network Attached Storage (NAS) market. A leading independent industry analyst projects the NAS market will grow from $986 million in calendar year 1999 to more than $5 billion by the calendar year 2003 (Source:
International Data Corp., 1999).*

MARKETS AND CUSTOMERS

     Historically, the Company's customer base has been largely comprised of Fortune 1000 customers in the enterprise technical computing market. Auspex has twelve years of networking expertise in this market by delivering enterprise class data availability and scalability solutions, which is a key competitive differentiator versus mid-range NAS appliance as well as general-purpose server companies. The Company believes this core competency creates a barrier for entry into the NAS market for general-purpose server companies that may be looking to establish a position in the high-growth NAS market. For the Company to increase footprint in the enterprise market as well as extend its reach into department and workgroup environments in the NAS market, it implemented a number of strategies including improving price/performance three-fold over legacy models and introducing a high-performance Windows NT software option in June of 1999 to take advantage of the growth in heterogeneous UNIX and Windows NT environments. In addition, during the last fiscal year, the Company achieved Oracle Storage Compatibility Program certification, which opens an opportunity for NAS in the commercial/database market. At the same time, based on the growth in the last twelve months in e-commerce, the Internet market has begun to shift its purchase criteria away from appliances and into building e-business, enterprise-class network infrastructures that deliver high availability, scalability and reliability. In the Internet market space, NetServers are deployed in much the same way as they have been in the technical market -- as the key resource for consolidation of data and delivery of content. The similarities between the Internet space and the Company's core franchise in technical computing include requirements for data availability and scalability. There can be no assurance, however, that the Company will be able to adapt its NetServers to commercial and e-business markets or that it will be able to penetrate such markets.*

     As of June 30, 1999, approximately 2,700 NetServers had been shipped to over 500 customers worldwide. Reflecting the NetServer's particular suitability to the performance requirements of large-scale client/server systems, networks supporting more than 50 users account for more than 80% of the Company's installed base. Within the NAS market, NetServers are used most commonly for the following applications: software development, electronic computer-aided design ("ECAD") and electronic computer-aided engineering ("ECAE"), seismic and geophysical modeling, scientific and academic research, mechanical computer-aided design ("MCAD"), technical publishing and financial services.

---------------

* See "Forward-Looking Statements" on page 4.

     Sales of products and services to the following customers accounted for 10% or more of total revenues in the periods indicated: fiscal 1997 -- Intel Corporation ("Intel")(10%) and America Online ("AOL")(15%); fiscal
1998 -- Intel(20%); and fiscal year 1999 -- Intel(20%). Intel is not obligated to purchase any minimum level of products from the Company. Accordingly, there can be no assurance that sales of products and services to these customers will not decline, either in absolute dollar amounts or as a percentage of total revenues, in future periods and that any such declines will not have a material adverse effect on the Company's results of operations.*

PRODUCTS

     In fiscal 1999, the Company introduced its new generation of NAS products. The new system architecture is designed to store, manage and deliver data to network clients with a continual focus on reliability, scalability, UNIX/Windows NT file sharing and price/performance. The new 4Front(TM) NS2000 hardware design is based on industry standard hardware integrated into simple, yet powerful subsystems called I/O Nodes. Using an UltraSPARC Node, which runs standard Solaris, the most widely used version of UNIX, the user can take advantage of the large variety of management applications that exist for that platform. Multiple I/O nodes can be connected to a single UltraSPARC Node, using the Scalable Coherent Interface ("SCI") to create architecture that scales to provide vast amounts of storage and network connectivity. Each I/O Node supports multiple network connections -- including all common network interfaces -- and connects directly to more than three terabytes of disk storage. A two-node system will support six terabytes, and a three-node system will support nine and one-half terabytes.

     The NS2000 is based on the Company's patented NerOS kernel, which underpins its NAS architecture. NetOS separates network processing from storage processing, independently scaling networks and storage. It also offers multi-protocol support and provides parallel backup paths for rapid data archiving.

     This architecture utilizes Functional Multi-Processing, which dedicates processors to specific tasks, such as network protocol processing -- Network File System ("NFS") and Common Internet File System ("CIFS") -- file system management and storage management and control.

     The File and Storage Processing ("FSP") kernel incorporates the FastFLO File System, that provides reliability and performance using advanced journaling technology. The FSP also supports File and Block level Snapshots for consistent system backup and data protection. Full support is provided on the host Node for the Network Data Management Protocol ("NDMP"). NDMP-compliant backup software executing on the host or another network system can be used to direct each I/0 Node to backup its data at high speeds by streaming data directly from disk to tape using Data Xcelerator Engines.

     The Company has implemented a hardware RAID subsystem leveraging Mylex technology with Auspex's XceleRAID firmware controllers to connect directly into the high-density disk array ("HDDA"). The HDDA provides a very large amount of storage in a package that has the same form factor as the I/O Node itself. All drives in the array are hot-plugable to ensure rapid, on-line replacement in the event of a problem. A single I/O Node maximally configured with three XceleRAID controllers and three HDDAs will support a total of three terabytes of storage, based on using 36-gigabyte drives. A two-node system will support six terabytes, and three-node system will support nine and one-half terabytes. The Company believes it has the highest storage density per floor tile in the industry.

     Using this system architecture delivers three key benefits: first, higher reliability as there is no operating system in the data path; second, seamless growth for networking and storage as users add I/O Nodes to their system configuration; and third, because it appears to the system administrator as a single system image, they can cost effectively, configure for maximum performance based on the application environment.

---------------

* See "Forward-Looking Statements" on page 4.

     The Company believes that the importance of the benefits of its new product to large-scale client/server systems is demonstrated by the fact that over 80% of the approximately 2,700 file servers shipped support networks with 50 - 800 users per server.*

OPTIONAL NS2000 SOFTWARE

     There are two software options that can be purchased with the NS200. The first, DataGuard(TM), allows users to continuously access data in the event of a disruption associated with the host operating system. Because the data movement function is isolated from the Solaris, total system availability improves.

     The second product, NetServices 2.0, delivers seamless file sharing between UNIX and Windows NT clients in order to facilitate collaboration and reduce the total cost of ownership relative to replicating data on separate UNIX and Windows NT servers. While UNIX continues to dominate the back-end, enterprise environments are evolving to include Windows NT clients. Thus, the requirement to integrate Windows (including NT, 98, 95 and Windows for Workgroups), seamlessly into the enterprise has assumed a critical position. Combining Windows and UNIX environments poses a very important data services challenge: having separate, distributed data servers for Windows data versus consolidating both types of data on a single platform. Significant benefits in the area of performance, data management, availability and file sharing can be obtained by consolidating UNIX and Windows data on a single, enterprise-class file server platform.

     NetServices 2.0 delivers the Windows NT 4.0 networking environment including directory services, file security and remote administration that is essential for enterprise-level deployment of Windows-based networks.

     NetServices 2.0 is also the fastest Windows NT server available today, based on independent industry standard benchmarks. The product's ZD NetBench
5.01 test results exceeded 58 megabytes per second throughout. NetServices 2.0 allows administrators to manage just one physical copy of the shared data, with transparent, secure sharing of individual files by UNIX and Windows NT clients. Because no client software is required, NetServices 2.0 does not create the additional overhead of per-client administration. Locking mechanisms provide data protection while there is concurrent file access by UNIX and Windows NT clients. Fiscal 1999 software licenses represented approximately 3% of Company revenue.

     NetServer prices range from approximately $53,000 to $1,200,000, depending on the configuration. While system price varies considerably according to the configuration purchased, the average sales price per system in fiscal year 1999 for North American direct sales was approximately $298,000, and for distributor and international sales, approximately $113,000. Lower average sales prices per system for international distributor sales are attributable to the fact that most servers sold through these channels are sold in smaller configurations and at higher discounts.

     The Company's strategy is to introduce new products and offer upgrades to existing products periodically.* There can be no assurance that some customers will not cancel orders for existing products or delay orders in anticipation of new product availability, and should cancellations and delays occur, the Company's revenues and operating results could be materially and adversely affected.

TECHNOLOGY

     Underpinning the NS2000 product line are unique software technologies that are dedicated to optimizing performance at each step of the data delivery chain, including:

     System Management System management for the NS2000 is accomplished through a simple but powerful browser interface, Control Point. Key functions of the file server can be managed locally from the host console or remotely from any compatible browser. Multiple servers can be monitored and managed from the same console if desired. Control Point is implemented entirely in Java, providing for advanced features

---------------

* See "Forward-Looking Statements" on page 4.

beyond the abilities of simple HTML management tools, while ensuring portability and ease of use. Command line equivalents are also available for all Control Point functions.

     Data Management The DataXcelerator Engines are a unique data transfer facility that use two data-moving engines -- the Block DataXcelerator ("BDX") and the File DataXcelerator ("FDX") -- to provide acceleration for system backup and data movement. The Block DataXcelerator provides the capability to stream blocks of data from disk to tape, tape to disk, or disk to disk. BDX provides the foundation for extremely rapid image backup. The File DataXcelerator provides a similar interface that acts at the level of individual files, streaming file data from file to file, from file to tape, or from tape to file. FDX provides the basis for rapid file by file backup to direct-attached tape. The DataXcelerator Engines provide the basis for advanced data management, allowing data to be easily migrated between file systems, between disk volumes, or between Nodes.

     Network Processing The DataXpress Kernel is a very efficient software kernel that interfaces to the network client and acts as the manager of all data requests. DataXpress provides greater software reliability and improved performance. Unlike conventional operating systems, the DataXpress kernel does not use virtual memory. All necessary code is stored in local memory so that it can be immediately executed when needed. Because the kernel working set is typically small, processors get the greatest possible advantage from their built-in instruction caches, typically finding needed code already cached. Therefore, not only does DataXpress avoid disk accesses to retrieve instructions, even memory accesses are often avoided.

     File System Processing The file system plays a critical role in data management. As the demand for disk storage continues to grow, the file system must scale to handle huge file systems, very large files, and very large numbers of files, single directories with thousands of entries and the file semantics and attributes of both UNIX and Windows NT environments. At the same time, the file system must be able to maintain its internal accounting and recover quickly in the event of an unexpected power outage or other failure. Auspex licensed file system technology from PLC and integrated it with the Company's patented NetOS system software for performance, scalability and reliability. Auspex's file system software -- FastFLO -- uses journaling technology to ensure the file system's structural integrity. It also incorporates advanced software for File Layout Optimization and writes clustering techniques to minimize file fragmentation and enhance read operations. FastFLO supports both UNIX and NT/Windows security and access control natively in the file system. This protects files access security attributes for UNIX and Windows NT files during backup and restore because the attributes are not stored in a separate file -- a limitation in some NT/Windows emulation software solutions currently on the market.

     In addition, FastFLO includes a very large disk buffers cache (I/O cache memory) on the network and file processing element, which gives users the flexibility to configure the amount of memory to meet their application performance needs.

     Storage Processing Auspex's XceleRAID firmware acts as the interface to storage and provides multiple high-speed RAID controllers to deliver high availability and protect data from disk failure. Supported RAID levels include:
RAID 0, RAID 1, RAID 5 and RAID 7 (JBOD). XceleRAID is responsible for virtual partition management on the storage devices, write acceleration, channel management, disk and tape control and data transfers to I/O cache memory.

LEGACY MODELS

     In the first quarter of fiscal 1999, the Company introduced new high-end servers, the NS8000/850 and NS8000/350, which superseded the NS7000 line of products. By improving upon the strengths of the NS7000, the NS8000/850 delivered improved price/performance, higher density disk packaging and new networking capabilities. The high-density disk packaging provided a migration path for customers to the Company's next-generation platform, the NS2000, introduced in March 1999.

     The NS7000 NetServer line of products was introduced in fiscal 1996 and evolved into the NS8000. Each product in the NS7000 line of products could simultaneously support applications such as high-speed, on-line system backup as well as NFS I/O operations without one activity impairing the performance of the other. Predecessors of the NS7000 line of products were the NS5000, NS5500 and NS6000 NetServers.

     Legacy software In fiscal 1995, the Company commenced shipment of its first software product, DataGuard(TM), which allowed users to continuously access their data in the event of a disruption associated with the UNIX host operating system. In March 1996, the Company began shipping its second software product, ServerGuard(TM). ServerGuard(TM) operated between multiple Auspex servers providing the industry's first local and wide area network-based fail-over and disaster recovery system for uninterrupted service. In fiscal 1997, the Company introduced FastBackup(TM), a software product that enabled a customer to achieve DLT-based backup and restore throughput of up to 100 gigabytes per hour cost-effectively. The Company also introduced DriveGuard(TM), an embedded RAID 5 solution for high-availability data protection in fiscal 1997. DriveGuard(TM) provided mission-critical data security, at a significantly lower cost than that of mirrored configurations. In fiscal 1998, the Company introduced NeTservices 1.0, a software product that allowed UNIX and Windows NT clients to share files on the same platform with reliability, performance and scalability.

DISTRIBUTION

     In order to leverage the Company's investment in all-new core NAS technology, during fiscal 1999, the Company initiated a strategy to expand overall sales capacity through the addition of direct and indirect channels.

     In fiscal 1999, product sales to end users in North America were primarily through a direct sales force. However, with the introduction of the Company's enterprise-class and appliance products, the Company began to implement an indirect sales strategy and infrastructure in North America. Because the success of the Company's direct sales efforts in North America is dependent in part upon a sophisticated analysis of the customers' networking requirements, the Company's system engineers work closely with the Company's sales representatives. The Company has a direct sales organization in the United Kingdom, France and Germany, and employs distributors in other selected European markets. In the Pacific Rim (primarily Japan), the Company has a sales team to support an indirect sales model.

     Historically, in the Pacific Rim, the Company's distribution strategy included original equipment manufacturer ("OEM") and distribution agreements with Fuji Xerox and Nissho, respectively, in Japan. In fiscal 1997, the Company realigned its channel distribution strategy by signing a Master Value Added Distributor Agreement ("MVAD") with Fuji Xerox, and redefined its relationship with Nissho. Under the MVAD, Fuji Xerox, formerly the Company's OEM partner in Japan acts as a non-exclusive supplier of the Company's products to resellers in Japan.

     Auspex believes that the large installed base of UNIX systems in Europe represents a significant opportunity for future NetServer sales*. To address this opportunity, the Company has direct sales and support facilities in the United Kingdom, France and Germany. The Company also has entered into agreements with distributors covering other selected markets in Europe. The Company has continued to invest in sales and marketing efforts in Europe.

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

---------------

* See "Forward-Looking Statements" on page 4.

support centers twenty-four (24) hours a day, three hundred sixty-five (365) days a year, by highly trained and experienced technical support engineers.

     In addition to the technical support center located in Santa Clara, California, the Company has established a second U.S. support center in Cary, North Carolina and a European technical support center in the United Kingdom to handle service calls from its European customers. In fiscal 1998, the Company shifted 60 percent of service personnel into the field in order to increase responsiveness and enhance customer support. To supplement direct service and support and to ensure the highest quality service while containing costs, Auspex has entered into strategic service agreement with NCR Corporation for on-site hardware support. The Company's contract provide end users with a warranty for parts and labor on its products, generally range from ninety (90) days to one year. The Company's warranty policy for product sales other than to end-users depends on the requirements of the particular distribution channel. The Company offers its customers service agreements of varying duration. Service revenue is recognized ratably over the contractual period as service is provided.

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

     Although the Company generally uses standard parts and components for its products, a number of key components used in the Company's NetServer products currently are available or purchased from sole or single sources. These components include disk and tape drives, microprocessors, connectors, printed circuit boards, cable assemblies, power supplies and ASICs. Some of the suppliers of these components have divisions which compete with the Company. (See "Business -- Competition.") The Company generally has agreements with its sole source suppliers with terms ranging from one to five years and believes that alternative sources of supply and assembly for most of its sole-source components could be obtained within a commercially practicable period.* As a precaution, the Company carries extra inventory of some of its sole-source components to provide additional time to develop an alternate supply source or redesign the component. However, the lack of sufficient quantities of sole or single source components, or the inability to develop alternative sources for these items, could result in delays or reductions in product shipments which would materially and adversely affect the Company's results of operations.

RESEARCH AND DEVELOPMENT

     The market for high-performance network data servers has been characterized by rapid technological advances in both hardware and software development. The Company believes that the speed of technological advancement in its industry requires it to invest significant amounts in research and development, and that in order to maintain its competitive position, the Company must continue to enhance and improve its existing products as well as to develop and successfully introduce new products. During fiscal 1999, the Company introduced the 4Front(TM) product family. The Auspex 4Front(TM) NS2000 is the flagship product which incorporates significant new software technology that utilizes industry-standard platforms in order to deliver network data rapidly and reliably to vast number of heterogeneous clients and servers. The Auspex 4Front(TM)

---------------

* See "Forward-Looking Statements" on page 4.

Appliances are tuned to deliver the right amount of performance at the right price with the functionality and ease-of-use to minimize overhead.

     By continuing to introduce new product features, the Company believes it has maintained a leadership position in the network attached storage market. However, there can be no assurance that the Company's products will continue to be successful commercially. Furthermore, there can be no assurance that the Company will be able to develop or introduce other new products in the future in a timely manner, or that such products will be a commercial success. The Company intends to continue to invest substantially in product development.* Current research and development efforts are focused on delivering additional optional software products and increasing the functionality, client protocol support, performance, capacity, scalability and availability of its products.

     The Company's research and development expenses during fiscal years 1999, 1998 and 1997 were approximately $35.3 million, $34.0 million and $24.4 million respectively.

COMPETITION

     The network attached storage market is very competitive. Within the NFS-compatible, UNIX data server market segment, manufacturers of general-purpose multiprocessor servers represent the Company's primary source of competition. These manufacturers include Network Appliance, Sun Microsystems, Hewlett-Packard Company, Silicon Graphics, Inc. and IBM. Traditional storage vendors, such as EMC Corporation, are also attempting to expand into network attached storage. Sun Microsystems is the Company's main competitor. All of these competitors possess substantially greater financial, technical and marketing resources than Auspex, as well as substantially larger product installed bases. While the Company believes that the price/performance characteristics of its products are competitive, increased competition created pricing pressures in fiscal 1999, which materially and adversely affected the Company's results of operations.

     The Company derives a significant portion of its revenues from sales of product upgrades to its installed base, including additional processors (or upgrades to existing processors), memory, disk and tape drive and software. Although the Company has to date experienced limited competition in the sale of upgrades, increased competition against these products may occur in the future which could materially and adversely affect the Company's revenues and results of operations.

     Auspex believes that an important competitive factor is hardware and software solutions for data availability and network data server performance. Other important factors include product reliability, availability, scalability, upgradeability, price, and overall cost of ownership and technical service and support. The Company's ability to maintain its competitive position will depend, in addition to these factors, upon its success anticipating industry trends, investing in product research and development and effectively managing the introduction of new products into targeted markets.*

INTELLECTUAL PROPERTY AND LICENSES

     The Company relies on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and other intellectual property protection methods to protect its proprietary hardware, software and technological expertise. The Company believes, however, that its continued success will depend principally on continuing innovation, technological expertise, knowledge of networking, storage and applications, distribution strength and, to a lesser extent, on its ability to protect its proprietary technology.* Furthermore, there can be no assurance that the Company's current or future competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

---------------

* See "Forward-Looking Statements" on page 4.

     Auspex currently holds fourteen United States patents for certain fundamental aspects of its FMP data server architecture and has related foreign patents and foreign patent applications for proprietary Auspex technologies.

     The Company's NetServer host processors and network processors operate in conjunction with software licensed to the Company by Sun Microsystems. Although the license is perpetual, or automatically renewable unless cancelled, there can be no assurance that the Company will be able to continue such license renewals with Sun Microsystems on favorable terms, or at all. The Company also licenses software and hardware from several other companies and these licenses are also perpetual unless cancelled or subject to periodic renewal, which cannot be assured. There can be no assurance that these vendors will continue in business or that the licenses will continue to be available on favorable terms in the future, or at all.

EMPLOYEES

     As of June 30, 1999, the Company employed 615 people. The recruitment of experienced, highly-skilled individuals is a top priority in an exceptionally competitive recruiting environment. Equally important in this environment is the retention of key talent. The Company has significantly increased its recruiting activities and is reviewing all employee programs to ensure the retention and continued development of its employees. Hiring and retaining key employees in the Silicon Valley employment market has been a challenge, and there can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth-certain information with respect to the executive officers of the Company as of September 13, 1999:

            NAME              AGE                          POSITION
            ----              ---                          --------
Bruce N. Moore(1)...........  48    Chief Executive Officer, President and Chairman
Fred J. Wiele...............  60    Vice President of Marketing
R. Marshall Case............  41    Vice President of Finance and Chief Financial Officer
Stephen L. Aleshire.........  47    Vice President of Worldwide Sales and Customer Service
John P. Livingston..........  47    Vice President of Operations
Hans H. Schwarz(2)..........  54    Sr. Vice President of Engineering
R. Stephen Cheheyl(3)(4)....  53    Director
W. Frank King(3)(4).........  59    Director

---------------
(1) Member of the Stock Option Committee

(2) Employment with Company scheduled to commence on October 1, 1999*

(3) Member of the Audit Committee

(4) Member of the Compensation Committee

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

---------------

* See "Forward-Looking Statements" on page 4.

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

     Mr. R. Marshall Case joined the Company in February 1998 as Vice President of Finance and Chief Financial Officer. From September 1997 to February 1998, Mr. Case served as Vice President, Finance and Administration at Viking Freight, Inc., a subsidiary of FDX Corporation, a provider of services. Prior to that, Mr. Case was Vice President of Financial Planning and Analysis at Amdahl Corporation, a provider of information technology products, from November 1995 to September 1997. Mr. Case previously served as Executive Vice President, Martin Marietta Overseas Corporation and held a variety of increasingly responsible financial management positions while at General Electric Corporation for 12 years.

     Mr. Stephen L. Aleshire joined the Company in November 1997 as Vice President of Customer Service. In July 1999, Mr. Aleshire assumed the role of Vice President of Worldwide Sales and Customer Service. From September 1994 to November 1997, Mr. Aleshire served as Director of Customer Service-American Operations at Sequent Computer Systems, a provider of high-end scalable data-center-ready open systems solutions for large organizations. Prior to that, Mr. Aleshire held a variety of management positions while at Digital Equipment Corporation for 17 years.

     Mr. John P. Livingston joined the Company in April 1999 as Vice President of Operations. From June 1997 to April 1999, Mr. Livingston served as Vice President, Engineering and Operations at Electroglas, Inc., a provider of process management tools to the global semiconductor industry. Prior to that, Mr. Livingston was Vice President and CIO at Adaptec, Inc., a provider of bandwidth solutions that enhance total system performance, from April 1994 to June 1997. Mr. Livingston previously served as Vice President of Quality and Services at Maxtor, Inc. from July 1990 to April 1994. Prior to that, Mr. Livingston held the position of Director of Product Support-Service Engineering at Apple Computer, Inc. from October 1983 to April 1990. Mr. Livingston also held a variety of management positions while at Texas Instruments for 11 years.

     Mr. Hans H. Schwarz will serve as Sr. Vice President of Engineering commencing on October 1, 1999.* From October 1997 to September 1999, Mr. Schwarz served as Sr. Vice President and General Manger for IP/Telephony and Enterprise Data Network business unit of Siemens. Prior to that, Mr. Schwarz was Sr. Vice-President for Development and Product Management for Siemens Business Communication, Inc. Mr. Schwarz previously served as Vice President of Hardware Development at Siemens Rolm from October 1991 to February 1994. Mr. Schwarz also held a variety of management positions while at Siemens for 18 years.

     Mr. R. Stephen Cheheyl has served as a Director of the Company since April 1995. Since he retired in December 1995, Mr. Cheheyl has been a private investor and independent consultant. From October 1994 until then, Mr. Cheheyl served as an Executive Vice President of Bay Networks, Inc., which was formed through the merger of Wellfleet Communications, Inc. ("Wellfleet") and Synoptics Communications Inc. From December 1990 to October 1994, Mr. Cheheyl served as Senior Vice President of Finance and Administration at Wellfleet. He also serves as a director of MCMS, Inc. and Sapient Corporation.

     Dr. W. Frank King has served as a Director of the Company since October 1994. Dr. King has been a private investor since October 1998. Prior to that time, from October 1992 through October 1998, Dr. King served as President, Chief Executive Officer and a Director of PSW Technologies, Inc., a software services firm that provides high value solutions to technology vendors and business end-users by mastering and applying critical emerging technologies. From 1992 to October 1996, Dr. King served as President of Pencom Software, a division of Pencom Systems, Inc. From 1988 to 1992, Dr. King was Senior Vice President of the Software Business group of Lotus, a software publishing company. Prior to joining Lotus, Dr. King was with IBM, a technology company, for 19 years, where his last position was Vice President of Development for the Personal Computing Division. Dr. King earned a doctorate in electrical engineering from Princeton University,

---------------

* See "Forward-Looking Statements" on page 4.

a master's degree in electrical engineering from Stanford University and a bachelor's degree in electrical engineering from the University of Florida. He also serves on the boards of directors of Best Software, Inc., Excalibur Technologies Corporation, PSW Technologies, Inc., SystemSoft, Inc., Cortelco Systems, Inc. and Natural Microsystems, Inc.

ITEM 2. PROPERTIES

     The Company is headquartered in Santa Clara, California, where it leases an aggregate of approximately 269,000 square feet of space which houses administrative, finance, sales and marketing, manufacturing, customer service and product development activities. The lease for these facilities expires in February 2010. In addition, the lease agreement contains three successive options to extend the lease term for sixty months each. The Company leases additional sales and support offices located in the United States, Canada, the United Kingdom, France, Germany and Japan. The Company believes that its facilities are adequate to meet the Company's current business requirements, and that suitable additional space will be available as needed to accommodate further physical expansion of corporate operations and for additional sales and support offices.* See also Note 5 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is involved in legal proceedings incidental to the conduct of its business. The Company believes that the litigation, individually or in the aggregate, to which it is currently a party, is not likely to have a material adverse effect on the Company's results of operations or financial condition.*

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                                                HIGH        LOW
                                                              --------    -------
Fourth Quarter of 1999......................................  $11.875     $     7.125
Third Quarter of 1999.......................................  $12.50      $     3.875
Second Quarter of 1999......................................  $ 4.3275    $     1.6875
First Quarter of 1999.......................................  $ 5.125     $     1.75
Fourth Quarter of 1998......................................  $ 9.25      $     4.25
Third Quarter of 1998.......................................  $10.6875    $     7.75
Second Quarter of 1998......................................  $12.625     $     9.1875
First Quarter of 1998.......................................  $13.125     $     7.50

     The Company believes that a number of factors including, but not limited to, quarterly fluctuations in results of operations may cause the market price of its common stock to fluctuate significantly. See "Management's Discussion and Analysis -- Factors That May Affect Future Results."

     As of September 13, 1999, the approximate number of common stockholders of record was 603.

---------------

* See "Forward-Looking Statements" on page 4.

     The Company has not, to date, paid cash dividends on its capital stock. The Company currently intends to retain earnings for use within its business and does not anticipate paying cash dividends in the foreseeable future.*

ITEM 6. SELECTED FINANCIAL DATA

                                                            FISCAL YEAR ENDED
                                      -------------------------------------------------------------
                                      JUNE 30,   JUNE 30,      JUNE 30,    JUNE 30,        JUNE 30,
                                        1999       1998          1997        1996            1995
                                      --------   --------      --------    --------        --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues............................  $113,475   $168,912      $202,486    $162,640        $115,625
Income(loss) before income taxes....   (38,828)   (26,668)       24,362      29,597          15,912
Net income (loss)...................   (39,045)   (17,334)       13,420      19,830          12,411
Net income (loss) per share
  Basic.............................  $  (1.50)  $  (0.69)     $   0.54    $   0.84        $   0.54
  Diluted...........................  $  (1.50)  $  (0.69)(1)  $   0.52(2) $   0.77        $   0.51
Shares used for net income (loss)
  per share
  Basic.............................    25,978     25,268        24,641      23,701          23,029
  Diluted...........................    25,978     25,268        25,658      25,702          24,371
          Total assets..............  $115,048   $147,193      $157,152    $135,844        $106,526
Long-term obligations...............  $  1,304   $     --      $     --    $     --        $    159
Cash dividends declared per common
  share.............................  $     --   $     --      $     --    $     --        $     --

---------------
(1) Includes the costs associated with write-down of disk drive inventory to its net realizable value as a result of rapid price declines of 4-gigabyte disk drives and restructuring charges. Exclusive of these charges, diluted net loss per share for fiscal 1998 would have been $0.26.

(2) Includes the write-off of in-process research and development associated with the acquisition of Alphatronix, Inc. in the fourth quarter of fiscal 1997. Exclusive of this write off, diluted net earnings per share for fiscal 1997 would have been $0.81.

---------------

* See "Forward-Looking Statements" on page 4.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the fiscal years indicated the percentage of total revenues represented by certain line items in the Company's Statement of Operations:

                                                              YEARS ENDED JUNE 30,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Revenues....................................................  100%    100%    100%
Cost of revenues............................................   58      56      47
                                                              ---     ---     ---
Gross margin................................................   42      44      53
                                                              ---     ---     ---
Operating Expenses
  Marketing and sales.......................................   38      31      23
  Research and development..................................   31      20      12
  General and administrative................................    9       6       4
  Restructuring charges.....................................   --       4      --
  In-process research and development.......................   --      --       3
                                                              ---     ---     ---
  Income (loss) from operations.............................  (36)    (17)     11
  Other income..............................................    2       1       1
                                                              ---     ---     ---
  Income (loss) before income taxes.........................  (34)    (16)     12
  Provision for (benefit from) income taxes.................   --      (6)      5
                                                              ---     ---     ---
  Net income (loss).........................................  (34)%   (10)%     7%
                                                              ===     ===     ===

REVENUES

     Product revenue includes hardware sales and software license fees. The installation of the Company's systems is not considered a significant obligation and acceptance by the customer is not considered a significant uncertainty. Revenues from upgrade sales are generally recognized at the time the equipment is shipped. Provisions for product sales returns and allowances are recorded in the same period as the related revenue. Revenue earned under software license agreements with end-users are generally recognized when the software has been shipped and there are no significant obligations remaining.

     Service revenue includes installation, maintenance and training and is recognized ratably over the contractual period or as the services are provided.

     Revenues for the fiscal year ended June 30, 1999 of $113.5 million decreased 32.8% over fiscal year 1998 revenues of $168.9 million.

     The following table sets forth the principal components of the Company's revenues (in thousands):

                                                                   YEARS ENDED JUNE 30,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Product revenue............................................  $ 81,737    $142,812    $182,533
Service revenue............................................    31,738      26,100      19,953
                                                             --------    --------    --------
          Total revenues...................................  $113,475    $168,912    $202,486
                                                             ========    ========    ========

     Product revenue decreased $61.1 million or 43% in fiscal 1999 as compared to fiscal 1998, and decreased $39.7 million, or 22% in fiscal 1998 as compared to fiscal 1997. The fiscal 1999 decrease primarily related to the Company's focus on new product introductions of its UNIX and Windows NT product lines, which resulted in delayed customer orders, and increased competitive pressures. The fiscal 1998 decrease was due to a $30.5 million one-time order from a large internet service provider in fiscal 1997 and a $10.1 million decrease in revenue from Japan, which made revenue comparisons difficult, compounded by product transition issues and increased competitive pressures. Revenue from product upgrades, which primarily consist of additional processors (or upgrades of existing processors), memory and disk and tape drives, decreased to 31% of total revenue in fiscal 1999. Revenue from product upgrades remained relatively stable as a percentage of total revenue in fiscal 1998. Revenue from product upgrades increased to 43% in fiscal 1997.

     The Company provides ongoing support and maintenance to its end-user customers, distributors and OEMs, generally under annual service agreements. Service revenue as a percentage of total revenues increased to 28% in fiscal 1999 from 15% in fiscal 1998 and from 10% in fiscal 1997. The increase in service revenue as a percentage of total revenues was due to the Company's investment in expanding its Customer Service organization, growth in installed base and also due to a decline in product revenues.

     The following table sets forth the Company's revenue by geographic area (in thousands):

                                                          YEARS ENDED JUNE 30,
                                           --------------------------------------------------
                                                1999              1998              1997
                                           --------------    --------------    --------------
North America............................  $ 80,692    71%   $116,835    69%   $142,536    70%
Pacific Rim..............................    13,453    12%     23,388    14%     31,759    16%
Europe...................................    19,330    17%     28,689    17%     28,191    14%
                                           --------   ---    --------   ---    --------   ---
          Total revenues.................  $113,475   100%   $168,912   100%   $202,486   100%
                                           ========   ===    ========   ===    ========   ===

     Revenue from North America decreased $36.1 million in fiscal 1999 compared to fiscal 1998 and decreased $25.7 million in fiscal 1998 compared to fiscal 1997. The fiscal 1999 decrease primarily related to the timing of new product introductions and increased competitive pressures. The fiscal 1998 decrease was due to a $30.5 million one-time order from a large internet service provider in fiscal 1997. Revenue from the Pacific Rim decreased $9.9 million in fiscal 1999 compared to fiscal 1998 and decreased $8.4 million in fiscal 1998 compared to fiscal 1997. The decrease in Pacific Rim revenue as a percentage of total revenue and in absolute dollars in fiscal 1999, 1998 and 1997 was primarily due to timing of new product introductions, the reorganization of a major OEM partner and weakness in the Japanese economy.

     Sales of products and services to Intel accounted for 20% of total revenues for the fiscal years ended June 30, 1999 and 1998, respectively, and 10% of total revenues for the fiscal year ended June 30, 1997. Sales to AOL accounted for 15% of total revenues for the fiscal year ended June 30, 1997. No other customer accounted for 10% or more of total revenues for any of the three years in the period ended June 30, 1999. Intel is not obligated to purchase any minimum level of products from the Company. Accordingly, there can be no assurance that sales of products and services to Intel will not decline, either in absolute dollar amounts or as a percentage of total revenues, in future periods and that any such declines will not have a material adverse effect on the Company's results of operations.

GROSS MARGIN

     The Company's gross margin was 42%, 44% and 53% in fiscal 1999, 1998 and 1997, respectively. Costs of revenues include material costs, manufacturing and service overhead costs, installation and warranty expenses, obsolescence, the cost of spare parts and other related costs. The decrease in gross margins in fiscal 1999 compared to fiscal 1998 was due to lower prices on systems sales due to competitive pressures and timing of new product introductions which contributed to below break-even operations. The decrease in gross margins in fiscal 1998 compared to fiscal 1997 was primarily due to $9.4 million of charges incurred for the write-down of disk drive inventory to its net realizable value as a result of rapid price declines of four-gigabyte drives coupled with an accelerated transition by the Company to nine-gigabyte drive technology and product obsolescence.

OPERATING EXPENSES

     Marketing and sales expenses decreased $8.6 million in fiscal 1999 compared to fiscal 1998 and increased $5.9 million in fiscal 1998 compared to fiscal 1997, and were 38%, 31% and 23% of total revenue in fiscal 1999, 1998 and 1997, respectively. The fiscal 1999 decrease in absolute dollars reflects steps the Company has taken to streamline operations and reduce overall costs. The increase as a percentage of total revenues for the comparison periods is a result of lower revenues in fiscal 1999. The fiscal 1998 increase in absolute dollars and as a percentage of sales was the result of an expansion of the North American direct sales operations, the growth of direct sales operations of the Company's international subsidiaries and lower total revenues in fiscal 1998.

     Research and development expenses increased $1.3 million in fiscal 1999 compared to fiscal 1998 and increased $9.6 million in fiscal 1998 compared to fiscal 1997, and represented 31% and 20% of total revenues in fiscal 1999 and 1998, respectively, and 12% of total revenues in fiscal 1997. The increase in research and development expenses in fiscal 1999, 1998 and 1997 was primarily due to new product development efforts. The Company believes that in order to remain competitive, it will need to continue to make substantial investments in new and enhanced products.

     General and administrative expenses increased $1.4 million in fiscal 1999 compared to fiscal 1998, and increased $1.4 million in fiscal 1998, compared to fiscal 1997. Such expenses represented approximately 9% of total revenue in fiscal 1999, and 6% and 4% of total revenues in fiscal 1998 and 1997, respectively. General and administrative expenses increased in absolute dollars in fiscal 1999 and 1998 compared to fiscal 1997 primarily due to the cost of expanding new facilities occupied in February 1998.

     In the fourth quarter of fiscal 1998, the Company recorded a $7.3 million restructuring charge to cover the planned costs of reducing certain sectors of its workforce, scaling back its facilities and writing-down equipment and other assets. These charges reflect steps the Company has taken to improve its product development efforts, streamline operations and reduce overall costs.

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

OTHER INCOME

     Other income and expense resulted in income of $2.0 million, $1.7 million and $2.4 million in fiscal 1999, 1998 and 1997 respectively. Other income and expense includes interest income, interest expense and foreign exchange gains and losses. Interest income was $2.0 million, $2.4 million and $2.3 million in fiscal 1999, 1998 and 1997 respectively.

PROVISION FOR INCOME TAXES

     As of June 30, 1999, the Company had gross deferred tax assets of approximately $13.6 million. Management has determined, based on the Company's history of prior operating earnings, the ability to carry back net operating losses to prior periods and its expectations for future years, that it is more likely than not that the deferred tax asset is not realizable.* No assurances can be given that sufficient taxable income will be generated in future years for the utilization of the deferred tax asset. Accordingly, the Company has provided a valuation allowance for the entire deferred tax asset as of June 30, 1999.

     The Company's income tax rate for fiscal 1999 was 0% compared with income tax benefit rate of 35% for fiscal 1998. The Company recognized a tax benefit of approximately $9.3 million for fiscal 1998, due to the carryback of current net operating losses to prior periods. The provision for income taxes was approximately $10.9 million in fiscal 1997 representing effective tax rate of approximately 45%. The effective tax rate in

---------------

* See "Forward-Looking Statements" on page 4.

fiscal 1997 was higher than the statutory rate due to the fact that the Company had not provided any tax benefits related to the write-off of in-process research and development expenses of approximately $7.4 million resulting from the acquisition of Alphatronix in fiscal 1997. Excluding the write-off of in-process research and development expenses, which accounts for an increase of 10.5% in the effective tax rate in fiscal 1997, the Company's effective tax rate would have been 34.5%.

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

     The level of the Company's operating expenses is partially based on its expectations of future revenue. The Company's results of operations may be adversely affected if revenue does not materialize in a period as expected. Since expense levels are usually committed in advance of revenue and because only a small portion of expenses vary with revenue, the Company's results of operations may be impacted significantly by lower revenue. The Company's revenue was lower each quarter in fiscal 1999 compared to the corresponding quarter in the prior year. This decrease was due principally to lower sales volume and lower average selling prices of the Company's products as a result of product transition issues, which resulted in delayed orders from customers, and increased competitive pressures.

                                  FIRST      SECOND         THIRD       FOURTH          YEAR
                                 -------    --------       --------    --------       --------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999 SUMMARY BY QUARTER
Revenues.......................  $30,057    $ 30,564       $ 26,769    $ 26,085       $113,475
Gross margin...................   13,920      12,754         11,184       9,823         47,681
Loss before taxes..............   (6,745)     (7,792)       (10,891)    (13,400)       (38,828)
Net loss.......................   (6,789)     (7,815)       (10,931)    (13,510)       (39,045)
Net loss per share
  Basic........................  $  (.26)   $   (.30)      $   (.41)   $   (.51)      $  (1.50)
  Diluted......................  $  (.26)   $   (.30)      $   (.41)   $   (.51)      $  (1.50)

                                  FIRST      SECOND         THIRD       FOURTH          YEAR
                                 -------    --------       --------    --------       --------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998 SUMMARY BY QUARTER
Revenues.......................  $48,588    $ 43,442       $ 40,386    $ 36,496       $168,912
Gross margin...................   24,608      11,830         20,524      16,526         73,488
Income (loss) before taxes.....    2,756     (11,668)        (3,578)    (14,178)       (26,668)
Net income (loss)..............    1,791      (7,584)        (2,326)     (9,215)       (17,334)
Net income (loss) per share
  Basic........................  $  0.07    $  (0.30)      $  (0.09)   $  (0.36)      $  (0.69)
  Diluted......................  $  0.07    $  (0.30)(1)   $  (0.09)   $  (0.36)(2)   $  (0.69)(3)

---------------
(1) Includes the costs associated with write-down of disk drive inventory to its net realizable value as a result of rapid price declines of 4-gigabyte disk drive of $9,389,000. Exclusive of this charge, net diluted loss per share for second quarter 1998 would have been $0.06.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments decreased $8.1 million as of June 30, 1999, compared to June 30, 1998. The Company used cash of approximately $6.6 million in operating activities in fiscal 1999. The Company generated cash of approximately $14.6 million and $28.4 million in cash from operating activities in fiscal 1998 and 1997, respectively. The decrease in net cash from operating activities in each of fiscal 1999 and 1998 was primarily due to the Company's net loss for the respective years.

     The Company's principal investing activities consisted of the purchase of property and equipment amounting to $15.2 million, $28.9 million and $16.4 million in fiscal 1999, 1998 and 1997, respectively. These expenditures were for leasehold improvements, equipment for research and development, manufacturing test equipment, office equipment and spare parts to support customer service contracts. Additionally, the Company disbursed $17.2 million in connection with capital expenditures and leasehold improvements for a new facility, which it occupied in February 1998. Purchases of short-term investments represent reinvestment of the proceeds from sale and maturities of short-term investments and investment of cash and cash equivalents into short-term investments. The Company also used net cash of $5.6 million for the acquisition of Alphatronix in fiscal 1997.

     The Company's primary financing activities included proceeds from the sale of its Common Stock pursuant to employee benefit plans of $3.1 million, $4.3 million and $4.1 million in fiscal 1999, 1998 and 1997, respectively. During fiscal 1999, the Company also generated approximately $10.9 million in proceeds from sale and leaseback of furniture, fixtures and computer equipment.

     At June 30, 1999, the Company's principal sources of liquidity included $42.6 million in cash, cash equivalents and short-term investments and $15.0 million available under a secured United States currency bank line of credit, expiring October 1, 2000. At June 30, 1999, the Company had no outstanding balance under this line of credit.

     As of June 30, 1999, working capital was $49.3 million as compared with $79.4 million as of June 30, 1998. Based on its current operating plans, the Company believes that its existing cash, cash equivalents and short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditures requirements at least through the next 12 months.*

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

---------------

* See "Forward-Looking Statements" on page 4.

  Competitive Market

     The market for the Company's products is highly competitive. The Company experiences substantial competition, principally from Sun Microsystems, Network Appliance, EMC Corporation, Hewlett-Packard Company and SGI, among others. Some companies have introduced proprietary products to provide network attached storage. Most of the Company's competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its products are competitive, price competition in the markets for the Company's products is intense. Any material reduction in the price of the Company's products without corresponding decreases in manufacturing costs and increases in unit volume would negatively affect gross margins, which could in turn have a material adverse effect on the Company's business, financial condition and results of operations. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base of customers, including additional processors, memory and disk. Increased competition for the Company's products that results in lower product sales could also adversely impact the Company's upgrades sales. In addition, decisions by customers not to increase capacity to their current systems could adversely impact the Company's revenues and results of operations. The Company's ability to maintain its competitive position will depend upon, among other factors, its success in anticipating industry trends, investing in product research and development, developing new products with improved price/ performance characteristics and effectively managing the introduction of new products into targeted markets.

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

  Software Product Risks

     The Company markets optional software products in addition to its line of network file servers. These software products include: NeTservices(TM), DriveGuard(TM), FastBackup(TM), ServerGuard(TM), ServerGuard Global(TM) and DataGuard(TM). The Company also expects to release enhancements and new features for these products from time to time.* Although the Company performs extensive testing prior to releasing software products, such products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments; any of which could result in a materially adverse effect on the Company's business, financial condition and results of operations.

  New Products

     New product introductions by the Company or its competitors carry the risk that customers could delay or cancel orders for existing products pending shipment of the new products. For instance, product transition issues had an adverse impact on North America, Europe and Pacific Rim revenue in fiscal 1999. The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis. There can be no assurance that the Company will not experience difficulties that delay or prevent the successful development, introduction or marketing of these products and enhancements or that these new products and enhancements will adequately address market requirements, achieve market acceptance or generate substantial sales. Additionally, delays in the launch or lack of availability of new products could have a material adverse effect on the Company's business, financial condition and results of operations.

---------------

* See " Forward-Looking Statements" on page 4.

  Dependence on Established Standards

     The rapid emergence of new or alternate standards, such as Windows NT and Linux, which replace or diminish the market acceptance of UNIX operating systems or NFS, on which the Company's products are currently based, could materially and adversely affect the Company's results of operations unless the Company is able to incorporate any such standards in the Company's products in a timely manner.

  Dependence on Certain Customers/Distributors

     For each of fiscal 1999, 1998 and 1997, direct sales of products and services to Intel represented approximately 20%, 20% and 10%, respectively, of the Company's revenues. Also in fiscal 1997, direct sales of products and services to AOL represented approximately 15% of the Company's revenues. Intel and AOL are not obligated to purchase any minimum level of products from the Company. Additional significant reductions in product sales to Intel or AOL would materially and adversely affect the Company's business, financial condition and results of operations. For example, the reduced purchases by AOL contributed to lower revenue in fiscal 1999 and 1998.

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

  Excess or Obsolete Inventory

     Managing the Company's inventory of components and finished products is a complex task. A number of factors, including but not limited to, the need to maintain a significant inventory of certain components which are in short supply or which must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in the Company maintaining large amounts of inventory. Other factors, including changes in market demand and technology, may cause inventory to become obsolete. Any excess or obsolete inventory could result in price reductions and/or inventory write-downs, which in turn could adversely affect the Company's business and results of operations.

  Risks of International Sales; European and Japanese Market Risks

     During fiscal 1999 and 1998, approximately 29% and 31%, respectively, of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business.* However, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful.

     The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, the Company experienced a decrease in revenues from the Pacific Rim during fiscal 1999 due to further weakness in the Japanese economy and effects from continuing organizational change at one of the Company's major Japanese distributors. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. Continued increases in the value of the U.S. dollar relative to foreign currencies will make the Company's products sold internationally less price competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. The Company's international business may further be affected by risks such as trade

---------------

* See "Forward-Looking Statements" on page 4.

restrictions, increases in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of who are entitled to carry products of the Company's competitors. There can be no assurance that any of the foregoing risks or issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Intellectual Property and Proprietary Rights

     The Company currently relies on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to protect its proprietary rights in its hardware and software products. The Company currently holds fourteen United States patents and has filed applications for additional patents. The Company also has filed applications for counterpart patents in foreign countries, including Japan. There can be no assurance that the Company's present or future competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, there can be no assurance that the Company's patent applications will result in issued patents, or that the Company's issued patents will be upheld if challenged. Additionally, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company in the future with respect to current or future projects or that any such assertions may not require the Company to refrain from the sale of its products, enter into royalty arrangements or undertake costly litigation.

     The Company's adherence to industry standards with respect to its products limits the Company's opportunities to provide proprietary features, which may be protected. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

     YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to "00". Systems that do not properly recognize date-sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with the Year 2000 problem. The Company's new products, as of fiscal 1998, are being designed to be Year 2000 compliant (as the Company has defined that term in its published statements). However, some of the Company's older products will not be Year 2000 compliant and, as a result, the Company's customers will be required to upgrade these products. Although products have undergone, or will undergo, the Company's normal quality testing procedures, there can be no assurance that the Company's products will contain all necessary date code changes.* Any failure of the Company's products to perform, including system malfunctions due to the onset of Year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's customers could choose to convert to other Year 2000 compliant products or to develop their own products in order to avoid such malfunctions, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Suppliers

     During fiscal year 1998 the Company sent out a Year 2000 Readiness Letter/Questionnaire to its supply chain. 98% of the supply chain contacted has responded to the inquiries and all responding have indicated they are, or will be, fully compliant by December 31, l999. The outstanding suppliers still needing to respond are actively being solicited for their position. This activity should be completed by September 30, 1999. Any suppliers responding in the negative will be placed in a probationary status and, wherever possible, an alternate source of supply who meet the Year 2000 requirements, identified and qualified.* There can be no assurance that the Company will be able to find suitable alternate suppliers and contract with them on reasonable terms, or at all, and such inability could have a material and adverse impact on the Company's business and results of operations.

     Facilities and Infrastructure

     The Company's new headquarters facility in Santa Clara and domestic remote sites are believed to be Year 2000 compliant with respect to building automation systems, electronic security systems and utilities. The Company has presented formal queries to local fire departments with regard to Year 2000 compliance/ readiness. Formal responses have not been received as of this filing. The Company believes that its English, French, German and Japanese facilities are Year 2000 compliant.

     Information Technology Systems

     Over the past several years, the Company has invested in a number of Year 2000 compliant PBX and voice-mail systems. No effort has been spent on verifying Year 2000 compliance of local telephone systems of most sales offices and the Company does not expect to have verified such compliance as the Company believes that there will be no Year 2000 problem with the local telephone systems of the sales offices.*

     The Company believes that its internal production data communication network is Year 2000 compliant. A majority of the key components, which the Company believes to be Year 2000 compliant, of the network were installed within the past fiscal year. The Company's wide-area network requirements are provided by a major national and international carrier. The Company believes there is some uncertainty between these carriers due to the fact testing between carriers cannot commence until each carrier is Year 2000 compliant. No significant effort has been spent on verifying Year 2000 compliance for local services that are provided by local carriers and the Company does not expect to have verified such compliance as the Company believes, more likely than not, there is no significant uncertainty.

---------------

* See "Forward-Looking Statements" on page 4.

     The Company has replaced or upgraded, or is in the process of replacing/upgrading, many of its core applications systems. A new Year 2000 compliant enterprise resource planning package was installed in the first calendar quarter of 1998. An upgrade to a newer version of this package was completed during the fourth calendar quarter of 1998 which incorporates several Year 2000 compliance -- related bug fixes. The upgrade to a newer version of the Company's payroll and human resources systems to Year 2000 compliant systems was completed during September 1998. The Company's customer call tracking system is being upgraded to provide additional functionality and stability and the Company will complete such upgrade during September 1999.* During fiscal 1998, the Company invested in a desktop upgrade program. Vendors have affirmed that the standard personal computers and laptop computing installed during 1998 are Year 2000 compliant. Testing has confirmed that commonly used functions operate satisfactorily.*

     Engineering Infrastructure

     The Company's engineering infrastructure is in a continual state of change due to the dynamic nature of the Company's business and focus on new products. As older products are retired and new products developed, the tools, equipment and laboratory environments change. The Company completed the assessment of year 2000 issues of its engineering infrastructure during the fourth calendar quarter of 1998 and has resolved all significant issues. Testing has affirmed that commonly used functions operate satisfactorily.*

     Manufacturing Operations

     The Company is primarily an assemble-to-order manufacturing operation. There is no significant automated assembly equipment on its manufacturing shop floor. The company completed the assessment of Year 2000 issues of its manufacturing operations during the fourth calendar quarter of 1998 and has resolved all significant issues. Testing has affirmed that commonly used functions operate satisfactorily.*

     Costs to Address Year 2000 Issues

     The Company expects to incur total software-, hardware- and systems-related costs of approximately $1.9 million and solutions providers' costs of approximately $500,000 in connection with remediations of Year 2000 compliance issues, in addition to incurring payroll costs for our Information Technology staff.* There can be no assurance that the cost estimates associated with the Company's Year 2000 issues will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's results of operations and financial condition.

     Year 2000 Issues

     The Company's Technical Support representatives work closely with customers to resolve problems, issues and questions. The Company's Customer Service organization uses several toll free phone numbers to address customer problems, issues and questions. These calls are logged and tracked using a call management system. Customer Service has a significant reliance on communications, voice-mail, email, paging, Web and file transfer program services and data communications. Given the number and variety of suppliers and their inter-dependencies, the number and location of worldwide customers and the number and locations of the various Technical Support offices, it is not feasible to fully test whether the Company will be able to guarantee that each customer will be able to contact and/or do business with Customer Service without disruption on or about the beginning of 2000. The Company expects an increase in calls on or about the beginning of Year 2000, which will likely impact Customer Service responsiveness.

     Contingency Plans

     The Company has completed the preparation of general contingency plans, which includes adequate staffing requirements to handle all inquiries, for the Year 2000 compliance issues areas noted above. There can be no assurance that such measures will prevent the occurrence of Year 2000 problems, which could have a material adverse effect upon the Company's business, operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company invests in high-credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company ensures the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk.

     The Company mitigates default risk by investing in safe and high-credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio.

                                                             YEARS ENDED JUNE 30,
                                         -------------------------------------------------------------
                                          2000      2001     2002   2003   2004   THEREAFTER    TOTAL
                                         -------    -----    ----   ----   ----   ----------   -------
                                                                (IN THOUSANDS)
Cash equivalents and short-term
  investments
  Fixed rate investments...............  $28,126    $ 990    --     --     --        --        $29,116
  Average interest rate................     5.04%    5.57%   --     --     --        --           5.07%

  Foreign Currency Exchange Risk

     The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in certain European countries. During fiscal 1999, 1998 and 1997, the Company employed a foreign currency-hedging program utilizing foreign currency forward exchange contracts to hedge local currency cash flows for payroll and other operating expenditures in these European countries. Under this program, increases or decreases in the Company's local currency operating expenses and other cash outflows, as translated into U.S. dollars, are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency cash outflows rather than to eliminate the possibility of short-term earnings volatility. As of June 30, 1999, the Company's foreign currency forward exchange contracts were comprised of $4.8 million in British Pounds and $1.3 million in German Marks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are incorporated by reference from Part IV Item 14(a) 1 and 2 hereof. The selected quarterly supplementary data is included as part of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders currently scheduled for November 18, 1999, and the information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company is incorporated by reference to the information under the heading "Election of Directors" in the Registrant's Proxy Statement.

     Information regarding the executive officers of the Company is incorporated by reference to the section of Part I of this Annual Report on Form 10-K entitled "Item 1 -- Business -- Executive Officers of the Company".

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

1. FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................   32
Consolidated Statements of Operations for the years ended
  June 30, 1999, 1998 and 1997..............................   33
Consolidated Statements of Comprehensive Income for years
  ended June 30, 1999, 1998 and 1997........................   34
Consolidated Balance Sheets as of June 30, 1999 and 1998....   35
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 1999, 1998 and 1997..................   36
Consolidated Statements of Cash Flows for the years ended
  June 30, 1999, 1998 and 1997..............................   37
Notes to Consolidated Financial Statements..................   38

2. FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedules for each of the three years in the period ending June 30, 1999, 1998 and 1997 are submitted herewith:

                                                              PAGE
                                                              ----
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................   48

(All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.)

3. EXHIBITS

     The following exhibits are included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K):

   EXHIBIT
    NUMBER                               DESCRIPTION
   -------                               -----------
3.1(1)           Certificate of Incorporation of Registrant as amended and
                 restated to date.
3.2(1)           By-laws of Registrant as amended to date.
4.1(2)           Preferred Shares Rights Agreement between the Registrant and
                 The First National Bank of Boston as Rights Agent dated
                 April 19, 1995.
10.1(1)(3)       1988 Stock Option Plan and forms of Incentive Stock Option
                 Agreements and Nonstatutory Stock Option Agreements, as
                 amended to date.
10.2(1)(3)(4)    1993 Directors' Stock Option Plan and forms of Option
                 Agreements, as amended to date.
10.3(1)(3)(4)    1993 Employee Stock Purchase Plan and forms of Agreements, as amended to date.
10.4(1)(3)       401(k) Plan, as amended to date.
10.5(1)(3)       Summary of Executive Bonus Program.
10.6(1)(3)       Form of Directors' and Officers' Indemnification Agreement
                 with all of its Directors and Officers.
10.9(1)(5)       OEM Agreement dated March 9, 1993 between the Registrant and
                 Fuji Xerox Company, Ltd.
10.10(A)(1)(5)   Distributor Agreement dated June 6, 1990 between the
                 Registrant and Nissho Electronics Corporation.
10.10(B)(5)      Distributor Agreement dated June 6, 1990 between the
                 Registrant and Nissho Electronics Corporation, as amended on
                 July 29, 1997.
10.11(1)(5)      Agreement between the Registrant and Solectron Corporation dated May 20, 1991, as amended on November 18, 1992.
10.12(1)         U.S. OEM Discount Agreement between the Registrant and Sun
                 Microsystems, Inc. effective as of August 18, 1988, as
                 amended by Addendum dated September 8, 1988 and Addendum
                 dated September 14, 1989.
10.13(1)         Source Code License between the Registrant and Sun
                 Microsystems, Inc. dated August 31, 1988, as amended on
                 April 30, 1991, February 11, 1992 and March 18, 1992.
10.14(1)         NFS Software Agreement between the Registrant and Sun
                 Microsystems, Inc. dated September 29, 1988.
10.15(6)(7)      Software Agreement between the Registrant and AT&T
                 Information Systems Inc. dated June 2, 1988, as amended by
                 Supplement Number 1, Supplement Number 2 dated August 5,
                 1988 and Supplement Number 3 dated August 10, 1990, as
                 amended on June 28, 1993.

   EXHIBIT
    NUMBER                               DESCRIPTION
   -------                               -----------
10.16(6)(7)      Sublicensing Agreement between the Registrant and AT&T
                 Information Systems Inc. dated August 30, 1988, as amended on June 28, 1993.
10.17(1)         Software Agreement between the Registrant and UNIX System
                 Laboratories, Inc. dated April 29, 1992.
10.18(1)         License Agreement with the Regents of the University of
                 California dated June 9, 1988, as amended by Addendum dated
                 October 21, 1988.
10.19(8)(9)      Intel Corporation Purchase Agreement between Intel
                 Corporation and the Registrant dated March 22, 1994.
10.20(10)        Warranty and Service Provider Agreement between the
                 Registrant and AT&T Global Information Systems dated April
                 15, 1994.
10.21(10)        SunSoft Technology License and Distribution Agreement
                 between the Registrant and SunSoft, Inc. dated December 17,
                 1993.
10.23(10)        Amendment No. 2 to Lease Agreement between the Registrant
                 and WHC-SIX Real Estate dated February 28, 1996.
10.24(10)        Interactive SPARC Software and Sublicensing Agreement
                 between Auspex Systems, Inc. and Interactive systems
                 Corporation, dated November 15, 1991.
10.25(11)        Lease Agreement by and Between South Bay/San Tomas
                 Associates and Auspex Systems, Inc. dated January 14, 1997, for 2800 Scott Boulevard, Santa Clara facility.
10.26(11)        Lease Agreement by and Between South Bay/San Tomas
                 Associates and Auspex Systems, Inc. dated January 14, 1997, for 2300, 2320, 2330 Central Expressway, Santa Clara
                 facility.
10.27(3)(12)     1997 Stock Option Plan and Forms of Incentive Stock Option
                 Agreements and Nonstatutory Stock Option Agreements, as
                 amended to date.
10.28(3)         1998 Non-Statutory Stock Plan and Form of Option Agreements.
10.29(13)        Form of Change of Control Severance Agreement, filed on May
                 12, 1999.
10.30            Form of Change of Control Severance Agreement entered into the form of the Company and Bruce N. Moore, President and
                 Chief Executive Officer, dated June 16, 1999.
10.31            Software Support Agreement between the Registrant and AT&T dated July 10, 1997.
10.32            Software Licensing Agreement between the Registrant and AT&T
                 Corporation dated June 3, 1997, as amended on September 14,
                 1998.
10.33            Source License Agreement between the Registrant and
                 Programmed Logic Corp. dated July 1, 1998; Bundled Hardware
                 OEM Binary License Agreement between the Registrant and
                 Programmed Logic Corp. dated July 1, 1998; Read-Only License
                 Agreement between the Registrant and Programmed Logic Corp.
                 dated July 1, 1998.
10.34            Master Value Added Distribution Agreement between the
                 Registrant and Fuji Xerox Co. Ltd. dated May 21, 1997.
21.1             Subsidiaries of Registrant.
23.1             Consent of Arthur Andersen LLP, Independent Public
                 Accountants.
24.1             Power of Attorney (See Page 31).
27.1             Financial Data Schedule.

---------------
 (1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 33-60052), which was declared effective on May 11, 1993.

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

(13) Incorporated by reference to exhibits in connection with Registrant's Form 10-Q for the quarter ended March 31, 1999, which was filed on May 12, 1999, Form of Change of Control Severance Agreement entered into the form of the Company and each of:

        -- Steve Aleshire, Vice President of World Wide Customer Services

        -- R. Marshall Case, Vice President of Finance and Chief Financial
           Officer

        -- John S. Coviello, Vice President of Research and Development

        -- Dorothy Krier, Vice President of Human Resources

        -- John P. Livingston, Vice President of Operations

        -- Fred J. Wiele, Vice President of Marketing, dated November 25, 1998

     (B) REPORTS ON FORM 8-K:

     No report on Report Form 8-K was filed during the last quarter of the fiscal year ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AUSPEX SYSTEMS, INC.

Date: September 24, 1999                  By:      /s/ BRUCE N. MOORE
                                            ------------------------------------
                                            Bruce N. Moore
                                            President and Chief Executive
                                              Officer

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

              SIGNATURE                                      TITLE                               DATE
              ---------                                      -----                               ----
/s/ BRUCE N. MOORE                     President and Chief Executive Officer and          September 24, 1999
------------------------------------   Director (Principal Executive Officer)
(Bruce N. Moore)

/s/ R. MARSHALL CASE                   Vice President of Finance and Chief Financial      September 24, 1999
------------------------------------   Officer (Principal Financial and Principal
(R. Marshall Case)                     Accounting Officer)

/s/ R. STEPHEN CHEHEYL                 Director                                           September 24, 1999
------------------------------------
(R. Stephen Cheheyl)

/s/ W. FRANK KING                      Director                                           September 24, 1999
------------------------------------
(W. Frank King)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Auspex Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Auspex Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auspex Systems, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

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

                                                         /s/ ARTHUR ANDERSEN LLP

San Jose, California
July 23, 1999

                              AUSPEX SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         YEARS ENDED
                                                       -----------------------------------------------
                                                         JUNE 30,         JUNE 30,         JUNE 30,
                                                           1999             1998             1997
                                                       -------------    -------------    -------------
Revenues
  Product revenue....................................    $ 81,737         $142,812         $182,533
  Service revenue....................................      31,738           26,100           19,953
                                                         --------         --------         --------
          Total revenues.............................     113,475          168,912          202,486
                                                         --------         --------         --------
Cost of Revenues
  Cost of product revenue............................      42,196           74,407           79,062
  Cost of service revenue............................      23,598           21,017           16,420
                                                         --------         --------         --------
          Total cost of revenues.....................      65,794           95,424           95,482
                                                         --------         --------         --------
  Gross margin.......................................      47,681           73,488          107,004
                                                         --------         --------         --------
Operating Expenses
  Marketing and sales................................      42,808           51,438           45,573
  Research and development...........................      35,272           34,000           24,449
  General and administrative.........................      10,466            9,110            7,672
  Restructuring charges..............................          --            7,349               --
  In-process research and development................          --               --            7,354
                                                         --------         --------         --------
          Total operating expenses...................      88,546          101,897           85,048
                                                         --------         --------         --------
  Income (loss) from operations......................     (40,865)         (28,409)          21,956
                                                         --------         --------         --------
Other Income
  Interest income....................................       2,039            2,430            2,265
  Interest expense...................................         (35)             (38)             (20)
  Other income (expense).............................          33             (651)             161
                                                         --------         --------         --------
          Total other income.........................       2,037            1,741            2,406
                                                         --------         --------         --------
  Income (loss) before income taxes..................     (38,828)         (26,668)          24,362
Provision for (benefit from) income taxes............         217           (9,334)          10,942
                                                         --------         --------         --------
Net income (loss)....................................    $(39,045)        $(17,334)        $ 13,420
                                                         ========         ========         ========
Net income (loss) per share
  Basic..............................................    $  (1.50)        $  (0.69)        $   0.54
                                                         ========         ========         ========
  Diluted............................................    $  (1.50)        $  (0.69)        $   0.52
                                                         ========         ========         ========
Number of shares used in per share computations
  Basic..............................................      25,978           25,268           24,641
                                                         ========         ========         ========
  Diluted............................................      25,978           25,268           25,658
                                                         ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                         YEARS ENDED
                                                       -----------------------------------------------
                                                       JUNE 30, 1999    JUNE 30, 1998    JUNE 30, 1997
                                                       -------------    -------------    -------------
Net Income (loss)....................................    $(39,045)        $(17,334)         $13,420
Other comprehensive income (loss):
  Unrealized holding gains (losses) on
     available-for-sale securities, net of tax.......         (81)              28               (3)
  Foreign currency translation adjustment, net of
     tax.............................................         (34)            (103)            (220)
                                                         --------         --------          -------
Comprehensive income (loss)..........................    $(39,160)        $(17,409)         $13,197
                                                         ========         ========          =======

   The accompanying notes are an integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE PER SHARE AMOUNTS)

                                     ASSETS

                                                              JUNE 30, 1999    JUNE 30, 1998
                                                              -------------    -------------
Current Assets
  Cash and cash equivalents.................................    $ 26,592         $ 23,312
  Short-term investments....................................      16,045           27,449
  Accounts receivable, net of allowances of $1,407 and
     $1,709 respectively....................................      20,374           25,642
  Inventories...............................................      10,905           12,208
  Income tax receivable.....................................       4,865            9,010
  Prepaid expenses and other................................       5,054            4,849
  Deferred tax assets.......................................          --            8,970
                                                                --------         --------
          Total current assets..............................      83,835          111,440
Property and Equipment
  Computer and manufacturing equipment......................      39,292           38,624
  System spares.............................................      15,992           17,391
  Furniture and fixtures....................................       1,466            6,248
  Leasehold improvements....................................      13,679           13,100
                                                                --------         --------
                                                                  70,429           75,363
  Less -- accumulated depreciation and amortization.........     (41,588)         (41,746)
                                                                --------         --------
          Total property and equipment, net.................      28,841           33,617
Other Assets................................................       2,372            2,136
                                                                --------         --------
                                                                $115,048         $147,193
                                                                ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              JUNE 30, 1999    JUNE 30, 1998
                                                              -------------    -------------
Current Liabilities
  Accounts payable..........................................    $ 13,316         $ 10,066
  Accrued liabilities.......................................      11,975           12,488
  Deferred revenue..........................................       9,276            9,450
                                                                --------         --------
          Total current liabilities.........................      34,567           32,004
Long-Term Liabilities
  Deferred revenue..........................................       1,304               --
Stockholders' Equity
  Common stock, $.001 par value -- 50,000,000 shares
     authorized; 26,734,762 and 25,694,040 shares issued and
     outstanding, respectively..............................          27               26
  Additional paid-in capital................................      85,903           82,756
  Retained earnings (deficit)...............................      (6,118)          32,927
  Unrealized gain (loss) from available-for-sale
     securities.............................................         (43)              38
  Cumulative translation adjustment.........................        (592)            (558)
                                                                --------         --------
          Total stockholders' equity........................      79,177          115,189
                                                                --------         --------
                                                                $115,048         $147,193
                                                                ========         ========

   The accompanying notes are an integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           UNREALIZED
                                                                                           (LOSS) GAIN
                                                                                              FROM
                                  COMMON STOCK       ADDITIONAL                RETAINED    AVAILABLE-    CUMULATIVE
                               -------------------    PAID-IN       NOTES      EARNINGS     FOR SALE     TRANSLATION
                                 SHARE      AMOUNT    CAPITAL     RECEIVABLE   (DEFICIT)   SECURITIES    ADJUSTMENT     TOTAL
                               ----------   ------   ----------   ----------   ---------   -----------   -----------   --------
BALANCE, JUNE 30, 1996.......  24,360,507    $24      $73,169        $(49)     $ 36,841       $ --          $(172)     $109,813
Issuance of common stock to
  employees..................     652,859      1        4,097          --            --         --             --         4,098
Repayment of notes
  receivable.................          --     --           --          49            --         --             --            49
Repurchase of previously
  exercised stock options....      (8,401)    --          (10)         --            --         --             --           (10)
Tax benefits related to
  exercise of stock
  options....................          --     --        1,179          --            --         --             --         1,179
Unrealized loss on
  available-for-sale
  securities.................          --     --           --          --            --         (5)            --            (5)
Translation adjustment.......          --     --           --          --            --         --           (228)         (228)
Net Income...................          --     --           --          --        13,420         --             --        13,420
                               ----------    ---      -------        ----      --------       ----          -----      --------
BALANCE, JUNE 30, 1997.......  25,004,965     25       78,435          --        50,261         (5)          (400)      128,316
Issuance of common stock to
  employees..................     689,075      1        3,715          --            --         --             --         3,716
Tax benefits related to
  exercise of stock
  options....................          --     --          606          --            --         --             --           606
Unrealized gain on
  available-for-sale
  securities.................          --     --           --          --            --         43             --            43
Translation adjustment.......          --     --           --          --            --         --           (158)         (158)
Net loss.....................          --     --           --          --       (17,334)        --             --       (17,334)
                               ----------    ---      -------        ----      --------       ----          -----      --------
BALANCE, JUNE 30, 1998.......  25,694,040     26       82,756          --        32,927         38           (558)      115,189
Issuance of common stock to
  employees..................   1,040,722      1        3,147          --            --         --             --         3,148
Unrealized gain on available
  for-sale-securities........          --     --           --          --            --        (81)            --           (81)
Translation adjustment.......          --     --           --          --            --         --            (34)          (34)
Net loss.....................          --     --           --          --       (39,045)        --             --       (39,045)
                               ----------    ---      -------        ----      --------       ----          -----      --------
BALANCE, JUNE 30, 1999.......  26,734,762    $27      $85,903        $ --      $ (6,118)      $(43)         $(592)     $ 79,177
                               ==========    ===      =======        ====      ========       ====          =====      ========

    The accompanying notes are integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEARS ENDED
                                                             --------------------------------
                                                             JUNE 30,    JUNE 30,    JUNE 30,
                                                               1999        1998        1997
                                                             --------    --------    --------
Cash Flows from Operating Activities
  Net income (loss)........................................  $(39,045)   $(17,334)   $ 13,420
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
     Depreciation and amortization.........................    13,332      14,378      12,435
     Restructuring charges, net of tax.....................        --       5,903          --
     In-process research and development...................        --          --       7,354
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable..........     5,268      17,488      (5,282)
       (Increase) decrease in inventories..................    (2,931)      2,188      (1,966)
       (Increase) decrease in income tax receivable........     4,145      (9,010)         --
       (Increase) decrease in deferred tax assets..........     8,970      (1,661)        289
       (Increase) decrease in prepaid expenses and other...      (205)        157      (1,687)
       Increase in accounts payable........................     3,250       3,160         741
       Increase (decrease) in accrued liabilities..........      (513)       (666)        232
       Increase (decrease) in deferred revenue.............     1,130         (41)      2,913
                                                             --------    --------    --------
     Net cash (used in) provided by operating activities...    (6,599)     14,562      28,449
                                                             --------    --------    --------
Cash Flows from Investing Activities
  Purchases of available-for-sale short-term investments...   (38,016)    (25,096)    (38,220)
  Proceeds from sales/maturities of available-for-sale
     short-term investments................................    49,339      33,520      30,734
  Payment for Alphatronix, Inc. acquisition, net of cash
     acquired..............................................        --          --      (5,600)
  Purchase of property and equipment.......................   (15,205)    (28,894)    (16,385)
  Change in other assets...................................      (236)         --          --
                                                             --------    --------    --------
     Net cash used in investing activities.................    (4,118)    (20,470)    (29,471)
                                                             --------    --------    --------
Cash Flows from Financing Activities
  Proceeds from sale of common stock.......................     3,148       4,322       4,147
  Repurchase of common stock...............................        --          --         (10)
  Proceeds from sale and leaseback of equipment............    10,883          --          --
                                                             --------    --------    --------
     Net cash provided by financing activities.............    14,031       4,322       4,137
                                                             --------    --------    --------
Effect of Exchange Rate Changes on Cash....................       (34)       (158)       (228)
                                                             --------    --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents.......     3,280      (1,744)      2,887
Cash and Cash Equivalents, Beginning of Year...............    23,312      25,056      22,169
                                                             --------    --------    --------
Cash and Cash Equivalents, End of Year.....................  $ 26,592    $ 23,312    $ 25,056
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principals of Consolidation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

     Estimates in the Preparation of Consolidated Financial Statements The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Cash, Cash Equivalents and Short-Term Investments For purposes of the statement of cash flows, all cash equivalents consist of investments in certificates of deposits, money market deposits, and municipal bonds with original maturities of three months or less. Substantially all short-term investments consist of municipal bonds, which the Company intends to hold between three and twelve months.

     The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included in other income.

     At June 30, 1999, the Company's available-for-sale securities had contractual maturities that expire at various dates through June 2000. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities.

                              AUSPEX SYSTEMS, INC.

     At June 30, 1999 and 1998, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type are as follows (in thousands):

                                                             AMORTIZED    AGGREGATE      UNREALIZED
                       JUNE 30, 1999                           COST       FAIR VALUE   GAINS (LOSSES)
                       -------------                         ---------    ----------   --------------
Available-for-Sale Securities
  US Agency (Gov't)........................................   $13,308      $13,281          $(27)
  Auction rate securities..................................     2,900        2,900            --
  Certificate of deposit...................................     1,999        1,996            (3)
  Corporate bonds..........................................     2,507        2,498            (9)
  Money market.............................................     3,380        3,380            --
  Commercial paper.........................................     5,022        5,018            (4)
                                                              -------      -------          ----
          Total Investment in Securities...................   $29,116      $29,073          $(43)
                                                              =======      =======          ====
JUNE 30, 1998
-----------------------------------------------------------
Available-for-Sale Securities
  Municipal bonds..........................................   $34,861      $34,899          $ 38
  Commercial paper.........................................     1,417        1,417            --
                                                              -------      -------          ----
          Total Investment in Securities...................   $36,278      $36,316          $ 38
                                                              =======      =======          ====

     In fiscal year 1999, there were no significant gains or losses realized on the Company's cash equivalents or short-term investments. Available-for-sale securities sold in fiscal year 1999 generated proceeds of $20,877,000 and provided a realized gain of $57,690 (the realized gain was calculated using the 'specific identification' method).

     Supplemental Statement of Cash Flows Disclosures Cash paid for interest during fiscal 1999, 1998 and 1997 was approximately $11,000, $38,000 and $20,000, respectively. Cash paid for income taxes during fiscal 1999, 1998 and 1997 was approximately $726,000, $1,621,000 and $6,052,000, respectively. In fiscal 1999, net inventory capitalized into property and equipment was $4,234,000. No inventory was capitalized into property and equipment in fiscal 1998. In fiscal 1998, non-cash activity consisted of $606,000 from tax benefits related to exercise of stock options.

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

     Inventories Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consisted of the following (in thousands):

                                                     JUNE 30, 1999    JUNE 30, 1998
                                                     -------------    -------------
Purchased materials................................     $ 4,158          $ 5,615
Systems in process.................................       4,044            4,041
Finished goods.....................................       2,703            2,552
                                                        -------          -------
                                                        $10,905          $12,208
                                                        =======          =======

     Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at June 30, 1999 and 1998.

                              AUSPEX SYSTEMS, INC.

     Certain of the Company's products contain critical components supplied by a single or a limited number of third-parties. The Company has an inventory of these critical components so as to ensure an available supply of products for its customers. Any significant shortage of these components or the failure of the third party suppliers to maintain or enhance these components could materially and adversely affect the Company's results of operations.

     Property And Equipment Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Computer and manufacturing equipment.....  1.5 to 5 years
System spares............................  2 to 3 years
Furniture and fixtures...................  3 years
Leasehold improvements...................  Shorter of the lease term or estimated useful life

     Software Development Costs The Company accounts for software development costs in compliance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Capitalization of software development costs begins upon the determination of technological feasibility. The determination of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. No amounts were capitalized in fiscal 1999, 1998 and 1997.

     Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on an individual product basis and is the greater of the amount computed on a units-sold basis or straight-line basis over the estimated economic life of the product. Amortization of software development costs amounted to $12,000, $343,000 and $411,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

     Accrued Liabilities Accrued liabilities consisted of the following (in thousands):

                                                             JUNE 30, 1999    JUNE 30, 1998
                                                             -------------    -------------
Payroll, bonus and vacation................................     $ 6,616          $ 5,901
Other......................................................       5,359            6,587
                                                                -------          -------
                                                                $11,975          $12,488
                                                                =======          =======

     Net Income (Loss) Per Share Basic net income (loss) per share is computed based only on the weighted average number of common shares outstanding during the period and does not give effect to the dilutive effect of common equivalent shares, such as stock options. Diluted net income per share is computed

                              AUSPEX SYSTEMS, INC.

based on the weighted average number of common shares plus dilutive potential common shares calculated in accordance with the treasury stock method.

                                                                    YEAR ENDED JUNE 30,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
Net income (loss)...........................................  $(39,045)   $(17,334)   $13,420
                                                              ========    ========    =======
Basic Earnings Per Share
  Income (loss) available to common stockholders............  $(39,045)   $(17,334)   $13,420
  Weighted average common shares outstanding................    25,978      25,268     24,641
                                                              --------    --------    -------
  Basic earnings (loss) per share...........................  $  (1.50)   $  (0.69)   $  0.54
                                                              ========    ========    =======
Diluted Earnings Per Share
  Income (loss) available to common stockholders............  $(39,045)   $(17,334)   $13,420
                                                              --------    --------    -------
  Weighted average common shares outstanding................    25,978      25,268     24,641
  Dilutive potential common shares from stock options.......        --          --      1,017
                                                              --------    --------    -------
  Weighted average common shares and dilutive potential
     common shares..........................................    25,978      25,268     25,658
                                                              --------    --------    -------
  Diluted earnings (loss) per share.........................  $  (1.50)   $  (0.69)   $  0.52
                                                              ========    ========    =======

     Options to purchase 639,051 weighted shares outstanding during 1997 were excluded from the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's common stock during those years. All options outstanding during fiscal 1999 and 1998, approximately 4,887,000 and 4,583,000 shares respectively, were excluded from the computation of diluted earnings per share since their inclusion would have been, anti-dilutive due to the loss available to common stockholders.

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

     Comprehensive Income The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of fiscal 1999. SFAS No. 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. The Company's comprehensive income includes net income and foreign currency translation adjustments.

     The following table sets forth the components of other comprehensive income
(loss) net of income tax for the year ended June 30 (in thousands):

                                                                       YEAR ENDED JUNE 30,
                                 ------------------------------------------------------------------------------------------------
                                              1999                             1998                             1997
                                 ------------------------------   ------------------------------   ------------------------------
                                              TAX       NET-OF-                TAX       NET-OF-                TAX       NET-OF-
                                 PRE-TAX   (EXPENSE)      TAX     PRE-TAX   (EXPENSE)      TAX     PRE-TAX   (EXPENSE)      TAX
                                 AMOUNT    ON BENEFIT   AMOUNT    AMOUNT    ON BENEFIT   AMOUNT    AMOUNT    ON BENEFIT   AMOUNT
                                 -------   ----------   -------   -------   ----------   -------   -------   ----------   -------
Other comprehensive income
  (loss):
Unrealized holding gains
  (losses) on
  available-for-sale
  securities...................   $ (81)      $--        $ (81)    $  43       $(15)      $  28     $  (5)      $  2       $  (3)
Foreign currency Translation
  adjustment...................     (34)       --          (34)     (159)        56        (103)     (400)       180        (220)
                                  -----       ---        -----     -----       ----       -----     -----       ----       -----
                                  $(115)      $--        $(115)    $(116)      $ 41       $ (75)    $(405)      $182       $(223)
                                  =====       ===        =====     =====       ====       =====     =====       ====       =====

                              AUSPEX SYSTEMS, INC.

     Segments In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 changes the way companies report selected segment information in annual financial statements and also requires companies to report selected segment information in interim financial reports to stockholders. The Company operates in one reportable segment. SFAS No. 131 has been implemented by the Company. Note 9 of the Consolidated Financial Statements contains a summary table of industry segment, geographic and customer information.

     New Accounting Pronouncements In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that a reporting entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 in the first quarter of fiscal 2001. The impact of adopting SFAS No. 133 to the Company has not been determined.

     Reclassification The Company has reclassified certain prior year balances from selling, general and administrative expenses to cost of service revenues to reflect costs associated with service revenue to conform to the current year presentation. The amount of reclassification for years ended June 30, 1998 and June 30, 1997 were $3,045,000 and $2,474,000, respectively.

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

4. LINE OF CREDIT

     In March 1999, the Company entered into a revolving line of credit agreement with a bank under which it can borrow up to $15,000,000. The line of credit bears interest at the Prime Rate for advances under $1,000,000 (the Prime Rate at June 30, 1999 was 7.75%), or for advances of $1,000,000 and above, the line of credit bears interest at the LIBOR Rate plus 2.0%. The line of credit expires on October 1, 2000. At June 30, 1999 there were no borrowings outstanding under the line of credit agreement. There were commitments against the line of credit, for two letters of credit totaling approximately $3,700,000, as of June 30, 1999. The line of credit is secured by the Company's inventory and accounts receivable. The line of credit agreement contains certain financial covenants determined on a quarterly basis.

5. COMMITMENTS AND CONTINGENCIES

     Facilities and equipment are leased under various operating leases. Rent expense was approximately $5,204,000, $4,720,000 and $3,197,000, for fiscal 1999, 1998 and 1997, respectively. During 1997, the Company entered into lease agreements for four buildings in Santa Clara, California. The leases for these facilities commenced in March 1998 and expire in February 2010. In addition, the lease agreements contain

                              AUSPEX SYSTEMS, INC.

three successive options to extend the lease terms for sixty months each. During fiscal 1999, the Company entered into a sub-lease agreement for one building in its Santa Clara facility.

     As of June 30, 1999, future minimum gross lease payments under non-cancelable leases were as follows (in thousands):

                                                                                           NET
                                                              OPERATING    SUB-LEASE    OPERATING
                   YEARS ENDING JUNE 30,                       LEASES      PAYMENTS      LEASES
                   ---------------------                      ---------    ---------    ---------
  2000......................................................   $11,116      $(1,538)     $ 9,578
  2001......................................................    10,543       (1,575)       8,968
  2002......................................................     8,227       (1,613)       6,614
  2003......................................................     5,806           --        5,806
  2004......................................................     4,664           --        4,664
  Thereafter................................................    24,099           --       24,099
                                                               -------      -------      -------
          Total minimum lease payments......................   $64,455      $(4,726)     $59,729
                                                               =======      =======      =======

     As of both June 30, 1999 and 1998, the cost of leased equipment was approximately $1,401,000 and was fully amortized.

6. RESTRUCTURING COSTS

     In the quarter ended June 30, 1998, the Company recorded restructuring charges totaling $7,349,000. These charges reflect steps the Company took to improve its product development efforts streamline operations and reduce overall costs. The restructuring charges comprised $1,100,000 for severance and benefits related to reduction of personnel due to consolidation of certain operations, $1,200,000 for consolidation of excess facilities and $5,049,000 to write off or write down equipment and other assets related to operations and activities that the Company has exited. In connection with the restructuring charges taken in the quarter ended June 30, 1998, the Company terminated 84 employees as of fiscal year ended June 30, 1998. The employee groups affected by the reduction in force included engineering, sales, marketing, customer service and operations. The implementation of the restructuring plan was substantially completed at the end of September 1998.

     The following table summarizes the Company's restructuring activity for the fiscal year ended June 30, 1999 (in thousands):

                                                                                 EXCESS
                                                                                EQUIPMENT
                                                    SEVERANCE       EXCESS       & OTHER
                                                    & BENEFITS    FACILITIES     ASSETS       TOTAL
                                                    ----------    ----------    ---------    -------
Restructuring amounts.............................   $ 1,100        $1,200       $ 5,049     $ 7,349
Cash charges......................................    (1,100)         (800)           --      (1,900)
Non-cash charges..................................        --            --        (4,034)     (4,034)
                                                     -------        ------       -------     -------
Reserve balances, June 30, 1998...................   $    --        $  400       $ 1,015     $ 1,415
                                                     -------        ------       -------     -------
Non-cash charges..................................        --           (86)         (877)       (963)
                                                     -------        ------       -------     -------
Reserve balances, June 30, 1999...................   $    --        $  314       $   138     $   452
                                                     =======        ======       =======     =======

7. STOCK OPTION AND STOCK PURCHASE PLANS

     The Company has four stock option plans, the 1988 Employee Stock Option Plan ("1988 Plan"), the 1997 Stock Plan ("1997 Plan"), the 1998 Non-Statutory Stock Option Plan ("1998 Plan") and the Directors' Stock Option Plan ("Directors' Plan"), and an employee stock purchase plan ("1993 Employee Stock

                              AUSPEX SYSTEMS, INC.

Purchase Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and diluted earnings (loss) per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

                                                                1999        1998       1997
                                                              --------    --------    -------
Net income (loss):
  As reported...............................................  $(39,045)   $(17,334)   $13,420
  Pro forma.................................................  $(43,676)   $(22,301)   $ 6,165
Diluted earnings (loss) per share:
  As reported...............................................  $  (1.50)   $  (0.69)   $  0.52
  Pro forma.................................................  $  (1.68)   $  (0.88)   $  0.24

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 5.0%, 5.5% and 6.0%, respectively; expected volatility of 81%, 68% and 69%, respectively; no expected dividends, and an expected life of 0.4 years beyond the vest date for each year's vesting increment of an option.

     Since the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     In August 1998, the Company offered its employees the ability to reprice stock options granted prior to June 30, 1998 to the current fair market value. As a result, the Company repriced 3,739,857 options at prices ranging from $2.75 to $18.25 per share at the then current fair market value of $2.75 per share. Employees who submitted their option grants for repricing agreed to forgo exercising their vested options for six months.

     In November 1996, the Company offered its employees the option of exchanging and canceling stock options granted from June 1995 through October 1996 for new options priced as of November 1, 1996. As a result, the Company canceled 1,933,592 options at prices ranging from $10.75 to $23.125 per share and reissued the same number of options at the then current fair market value of $10.25 per share. Employees who submitted their option grants for repricing had their vesting schedules amended by moving their vesting back three months or restarting the vesting as of the new grant date, depending on the date of the grant.

     The Company may sell up to 1,300,000 shares of stock to its full-time employees under the 1993 Employee Stock Purchase Plan. The Company has sold 357,101, 282,337 and 218,684 shares in 1999, 1998 and 1997, respectively, and has sold 1,291,441 shares through June 30, 1999. The Company sells shares at 85% of the lower of the stock's closing market price on the first or last day of the six-month offering period. The weighted-average fair value of shares sold in 1999, 1998 and 1997, respectively, was $3.71, $6.00, and $9.00, respectively.

     The Company could grant options for up to 10,000,000 shares under the 1988 Plan which expired in April 1988. The option exercise price is not less than 100% of the fair value of the shares on the date of grant, except that non-statutory options may be granted at 85% of such fair value. The 1988 Plan options are fully vested after five years and expire after ten years. For options granted after November 20, 1997, options are generally fully vested after four years and expire after ten years.

     Stockholders approved the 1997 Plan in April 1998. The Company may grant options for up to 1,250,000 shares under the 1997 Plan. The Company has granted options on 781,937 shares through June 30, 1999. The option exercise price is not less than 100% of the fair value of the shares on the date of grant, except

                              AUSPEX SYSTEMS, INC.

that non-statutory options may be granted at 85% of such fair value. The 1997 Plan options are generally fully vested after four years and expire after ten years.

     The Board of Directors approved the 1998 Plan in August 1998. The Company may grant options for up to 3,000,000 shares under the 1998 Plan. The Company granted options on 1,685,782 shares through June 30, 1999. The options exercise price is not less than 100% of the fair value of the shares on the date of grant. The 1998 Plan options are generally fully vested after four years and expire after ten years.

     The Company may grant options for up to 325,000 shares under the Directors' Plan. The Company granted options on 76,000 shares (net of lapsed and terminated options) through June 30, 1999. The option exercise price equals the closing price of the stock on the day of the grant. The options are generally fully vested after four years and expire after ten years.

     A summary of the status of the Company's stock option plans at June 30, 1999, 1998 and 1997 incorporating changes during the years then ended is presented in the table below (share amounts in thousands):

                                             1999                  1998                  1997
                                      ------------------    ------------------    ------------------
                                        WEIGHTED-AVG.         WEIGHTED-AVG.         WEIGHTED-AVG.
                                      ------------------    ------------------    ------------------
                                                EXERCISE              EXERCISE              EXERCISE
                                      SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                      ------    --------    ------    --------    ------    --------
Outstanding at beginning of year....   4,583     $9.45       4,080     $ 9.07      4,088     $10.56
Granted.............................   2,610     $6.34       2,565     $ 9.71      3,574     $10.86
Exercised...........................    (684)    $2.67        (410)    $ 4.89       (434)    $ 4.85
Cancelled...........................  (1,622)    $6.13      (1,652)    $10.04     (3,148)    $13.66
                                      ------                ------                ------
Outstanding at end of year..........   4,887     $4.68       4,583     $ 9.45      4,080     $ 9.07
                                      ======                ======                ======
Exercisable end of year.............   1,158     $3.42       1,303     $ 8.91      1,145     $ 7.21
                                      ------                ------                ------
Weighted fair value per option
  granted...........................             $1.83                 $ 4.71                $ 3.50
                                                 -----                 ------                ------

                                                    JUNE 30, 1999
                     ----------------------------------------------------------------------------
                                  OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                     ----------------------------------------------    --------------------------
     RANGE OF                  WEIGHTED-AVERAGE    WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
  EXERCISE PRICES    NUMBER    REMAINING YEARS      EXERCISE PRICE     NUMBER     EXERCISE PRICE
  ---------------    ------    ----------------    ----------------    ------    ----------------
  $0.25 - $ 2.56...    189           8.83               $2.21             10          $0.50
  $2.75 - $ 2.75...  2,750           7.59               $2.75            977          $2.75
  $2.81 - $ 7.13...    985           9.54               $5.80            124          $6.56
  $7.50 - $14.88...    963           9.73               $9.82             47          $9.64
                     -----                                             -----
  $0.25 - $14.88...  4,887           8.45               $4.74          1,158          $3.42
                     =====                                             =====

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

                              AUSPEX SYSTEMS, INC.

8. INCOME TAXES

     The provision (benefit from) is based upon the income (loss) before income taxes as follows:

                                                                1999        1998       1997
YEAR ENDED JUNE 30,                                           --------    --------    -------
Domestic....................................................  $(39,381)   $(29,032)   $24,362
Foreign.....................................................  $    533    $  2,364    $     0
                                                              --------    --------    -------
          Total.............................................  $(38,828)   $(26,668)   $24,362
                                                              ========    ========    =======

     The provision for (benefit from) income taxes consisted of the following (in thousands):

                                                                 YEARS ENDED JUNE 30,
                                                              --------------------------
                                                              1999     1998       1997
                                                              ----    -------    -------
Current:
  Federal...................................................  $ --    $(6,992)   $ 8,371
  State.....................................................    --        (68)     1,297
  Foreign...................................................   217      1,049         --
                                                              ----    -------    -------
                                                               217     (6,011)     9,668
                                                              ----    -------    -------
Deferred (benefit):
  Federal...................................................    --     (3,278)     1,083
  State.....................................................    --        (45)       191
                                                              ----    -------    -------
                                                                --     (3,323)     1,274
                                                              ----    -------    -------
Net tax (benefit) provision.................................  $217    $(9,334)   $10,942
                                                              ====    =======    =======

     The provision for (benefit from) income taxes is reconciled with the Federal statutory rate as follows:

                                                                   YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
Provision (benefit) computed at Federal statutory @ 35%
  rate......................................................  $(13,590)   $(9,334)   $ 8,526
Increase in valuation allowance.............................    13,590         --         --
State taxes, net of Federal tax benefit.....................        --       (113)     1,078
Research and development and other credits..................        --     (1,300)      (650)
In-process research and development write-off...............        --         --      2,180
FSC commission..............................................        --         --       (746)
Foreign taxes and other.....................................       217      1,413        554
                                                              --------    -------    -------
Net tax provision (benefit).................................  $    217    $(9,334)   $10,942
                                                              ========    =======    =======
Net effective tax rate......................................         0%        35%        45%
                                                              ========    =======    =======

     The components of the net deferred tax asset are as follows:

                                                              JUNE 30, 1999    JUNE 30, 1998
                                                              -------------    -------------
Net operating losses........................................    $  8,009          $   --
Depreciation and asset basis differences....................       1,782           1,496
Inventory reserve...........................................       3,028           4,625
Other reserves and accruals, not currently deductible for
  tax purposes..............................................         996           2,901
Other & Credits.............................................        (225)            (52)
                                                                --------          ------
Gross deferred tax asset....................................    $ 13,590          $8,970
Less: valuation allowance...................................     (13,590)             --
                                                                --------          ------
Net deferred tax asset......................................    $     --          $8,970
                                                                ========          ======

                              AUSPEX SYSTEMS, INC.

     As of June 30, 1999, the Company had gross deferred tax assets of approximately $15.3 million. Due to the uncertainty surrounding the realization of the future tax attributes, the Company has recorded a valuation allowance against its net deferred tax assets.

     As of June 30, 1999, the Company had NOL carryforwards of approximately $19,000,000 and $40,000,000 for federal and state tax purposes, respectively. The Federal NOL carryforwards expire through 2019 and the state NOL's expire through 2004. The Company also has research credits of approximately $1,100,000 and $600,000 for federal and state tax purposes, respectively.

9. INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company, which operates in one reportable industry segment, develops, manufactures, distributes and supports a line of multi-protocol high performance network file servers and high availability enterprise data management software solution for storing, serving and managing multiple terabytes of network data for the technical network market.

     Export revenues and long-lived assets (net of accumulated depreciation) consisted of the following (in thousands):

     Revenues and long-lived assets by geography (net of accumulated depreciation) consisted of the following for the years ended June 30, (in thousands):

                                   1999                      1998                      1997
                          ----------------------    ----------------------    ----------------------
                                      LONG LIVED                LONG LIVED                LONG LIVED
                          REVENUE       ASSETS      REVENUE       ASSETS      REVENUE       ASSETS
                          --------    ----------    --------    ----------    --------    ----------
United States...........  $ 75,951     $27,966      $110,801     $32,523      $135,746     $18,410
Europe..................    19,330         625        28,689         860        28,191       1,526
Pacific Rim.............    13,453         249        23,388         229        31,759          89
Canada..................     4,741           1         6,034           5         6,790          11
                          --------     -------      --------     -------      --------     -------
          Total.........  $113,475     $28,841      $168,912     $33,617      $202,486     $20,036
                          ========     =======      ========     =======      ========     =======

     One customer accounted for 20% of total revenues in each of fiscal 1999 and 1998, and 10% of total revenues in fiscal 1997. One other customer accounted for 15% of total revenues in fiscal 1997. No other customers accounted for 10% or more of total revenues in these years.

                              AUSPEX SYSTEMS, INC.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                      ADDITIONS    ADDITIONS
                                        BALANCE AT     CHARGED      CHARGED                   BALANCE AT
                                        BEGINNING        TO         AGAINST                      END
             DESCRIPTION                OF PERIOD      EXPENSE     REVENUES     DEDUCTIONS    OF PERIOD
             -----------                ----------    ---------    ---------    ----------    ----------
Accounts Receivable Allowances:
  Year ended June 30, 1997............    $1,535       $  109        $582        $(1,033)       $1,193
  Year ended June 30, 1998............     1,193          220         556           (260)        1,709
  Year ended June 30, 1999............     1,709          408          51           (761)        1,407
Restructuring Reserve:
  Year ended June 30, 1998............    $   --       $7,349        $ --        $(5,934)       $1,415
  Year ended June 30, 1999............     1,415           --          --           (963)          452

                                 EXHIBIT INDEX

   EXHIBIT
    NUMBER                               DESCRIPTION
   -------                               -----------
3.1(1)           Certificate of Incorporation of Registrant as amended and
                 restated to date.
3.2(1)           By-laws of Registrant as amended to date.
4.1(2)           Preferred Shares Rights Agreement between the Registrant and
                 The First National Bank of Boston as Rights Agent dated
                 April 19, 1995.
10.1(1)(3)       1988 Stock Option Plan and forms of Incentive Stock Option
                 Agreements and Nonstatutory Stock Option Agreements, as
                 amended to date.
10.2(1)(3)(4)    1993 Directors' Stock Option Plan and forms of Option
                 Agreements, as amended to date.
10.3(1)(3)(4)    1993 Employee Stock Purchase Plan and forms of Agreements, as amended to date.
10.4(1)(3)       401(k) Plan, as amended to date.
10.5(1)(3)       Summary of Executive Bonus Program.
10.6(1)(3)       Form of Directors' and Officers' Indemnification Agreement
                 with all of its Directors and Officers.
10.9(1)(5)       OEM Agreement dated March 9, 1993 between the Registrant and
                 Fuji Xerox Company, Ltd.
10.10(A)(1)(5)   Distributor Agreement dated June 6, 1990 between the
                 Registrant and Nissho Electronics Corporation.
10.10(B)(5)      Distributor Agreement dated June 6, 1990 between the
                 Registrant and Nissho Electronics Corporation, as amended on
                 July 29, 1997.
10.11(1)(5)      Agreement between the Registrant and Solectron Corporation dated May 20, 1991, as amended on November 18, 1992.
10.12(1)         U.S. OEM Discount Agreement between the Registrant and Sun
                 Microsystems, Inc. effective as of August 18, 1988, as
                 amended by Addendum dated September 8, 1988 and Addendum
                 dated September 14, 1989.
10.13(1)         Source Code License between the Registrant and Sun
                 Microsystems, Inc. dated August 31, 1988, as amended on
                 April 30, 1991, February 11, 1992 and March 18, 1992.
10.14(1)         NFS Software Agreement between the Registrant and Sun
                 Microsystems, Inc. dated September 29, 1988.
10.15(6)(7)      Software Agreement between the Registrant and AT&T
                 Information Systems Inc. dated June 2, 1988, as amended by
                 Supplement Number 1, Supplement Number 2 dated August 5,
                 1988 and Supplement Number 3 dated August 10, 1990, as
                 amended on June 28, 1993.
10.16(6)(7)      Sublicensing Agreement between the Registrant and AT&T
                 Information Systems Inc. dated August 30, 1988, as amended on June 28, 1993.
10.17(1)         Software Agreement between the Registrant and UNIX System
                 Laboratories, Inc. dated April 29, 1992.
10.18(1)         License Agreement with the Regents of the University of
                 California dated June 9, 1988, as amended by Addendum dated
                 October 21, 1988.
10.19(8)(9)      Intel Corporation Purchase Agreement between Intel
                 Corporation and the Registrant dated March 22, 1994.
10.20(10)        Warranty and Service Provider Agreement between the
                 Registrant and AT&T Global Information Systems dated April
                 15, 1994.
10.21(10)        SunSoft Technology License and Distribution Agreement
                 between the Registrant and SunSoft, Inc. dated December 17,
                 1993.

   EXHIBIT
    NUMBER                               DESCRIPTION
   -------                               -----------
10.23(10)        Amendment No. 2 to Lease Agreement between the Registrant
                 and WHC-SIX Real Estate dated February 28, 1996.
10.24(10)        Interactive SPARC Software and Sublicensing Agreement
                 between Auspex Systems, Inc. and Interactive systems
                 Corporation, dated November 15, 1991.
10.25(11)        Lease Agreement by and Between South Bay/San Tomas
                 Associates and Auspex Systems, Inc. dated January 14, 1997, for 2800 Scott Boulevard, Santa Clara facility.
10.26(11)        Lease Agreement by and Between South Bay/San Tomas
                 Associates and Auspex Systems, Inc. dated January 14, 1997, for 2300, 2320, 2330 Central Expressway, Santa Clara
                 facility.
10.27(3)(12)     1997 Stock Option Plan and Forms of Incentive Stock Option
                 Agreements and Nonstatutory Stock Option Agreements, as
                 amended to date.
10.28(3)         1998 Non-Statutory Stock Plan and Form of Option Agreements.
10.29(13)        Form of Change of Control Severance Agreement, filed May 12,
                 1999.
10.30            Form of Change of Control Severance Agreement entered into the form of the Company and Bruce N. Moore, President and
                 Chief Executive Officer, dated June 16, 1999.
10.31            Software Support Agreement between the Registrant and AT&T dated July 10, 1997.
10.32            Software Licensing Agreement between the Registrant and AT&T
                 Corporation dated June 3, 1997, as amended on September 14,
                 1998.
10.33
10.34            Master Value Added Distribution Agreement between the
                 Registrant and Fuji Xerox Co. Ltd. dated May 21, 1997.
21.1             Subsidiaries of Registrant.
23.1             Consent of Arthur Andersen LLP, Independent Public
                 Accountants.
24.1             Power of Attorney (See Page 32).
27.1             Financial Data Schedule.

---------------
 (1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 33-60052), which was declared effective on May 11, 1993.

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

(13) Incorporated by reference to exhibits in connection with Registrant's Form 10-Q for the quarter ended March 31, 1999, which was filed on May 12, 1999, Form of Change of Control Severance Agreement entered into the form of the Company and each of:

        -- Steve Aleshire, Vice President of World Wide Customer Services

        -- R. Marshall Case, Vice President of Finance and Chief Financial
           Officer

        -- John S. Coviello, Vice President of Research and Development

        -- Dorothy Krier, Vice President of Human Resources

        -- John P. Livingston, Vice President of Operations

        -- Fred J. Wiele, Vice President of Marketing, dated November 25, 1998