Form 10-Q
period 1999-09-30
AUSPEX SYSTEMS INC
filed 1999-11-12
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

                                  YES      [X]
                                  NO       [ ]

         NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF NOVEMBER 2, 1999: 27,496,301

--------------------------------------------------------------------------------
FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX

                                                                                         Page
    PART I.  FINANCIAL INFORMATION                                                      Number
    ITEM 1.   Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 1999               1
                 and June 30, 1999

              Condensed Consolidated Statements of Operations for the Three                2
                   Months Ended September 30, 1999 and September 30, 1998

              Condensed Consolidated Statements of Cash Flows for the Three                3
                 Months Ended September 30, 1999 and September 30, 1998

              Notes to Unaudited Condensed Consolidated Financial Statements              4-7

    ITEM 2.   Management's Discussion and Analysis of Financial                           8-15
                Condition and Results of Operations

    ITEM 3.   Qualitative and Quantitative Disclosures About Market Risks                 16

    PART II.  OTHER INFORMATION

    ITEM 6.   Exhibits and Reports on Form 8-K                                            16

    SIGNATURES                                                                            16

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                              AUSPEX SYSTEMS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                     ASSETS

                                                       September 30,     June 30,
                                                           1999            1999
---------------------------------------------------------------------------------
                                                       (Unaudited)
Current Assets

    Cash and cash equivalents                            $ 19,739        $ 26,592
    Short-term investments                                 14,841          16,045
    Accounts receivable, net                               22,028          20,374
    Inventories                                            10,353          10,905
    Income tax receivable                                     187           4,865
    Prepaid expenses and other                              4,565           5,054
                                                         --------        --------
        Total current assets                               71,713          83,835
                                                         --------        --------

Property and equipment, net                                28,056          28,841
Other assets                                                2,354           2,372
                                                         --------        --------
        Total  assets                                    $102,123        $115,048
                                                         ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       September 30,     June 30,
                                                           1999            1999
---------------------------------------------------------------------------------
Current Liabilities
    Accounts payable                                     $ 11,372        $ 13,316
    Accrued liabilities                                    12,359          11,975
    Deferred revenue                                        7,829           9,276
                                                         --------        --------
        Total current liabilities                          31,560          34,567
                                                         --------        --------

Long Term Liabilities
    Deferred revenue                                        1,520           1,304
                                                         --------        --------

Stockholders' equity                                       69,043          79,177
                                                         --------        --------
       Total liabilities and stockholders' equity        $102,123        $115,048
                                                         ========        ========



   The accompanying notes are an integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.
                 Condensed Consolidated Statements of Operations


                                                          Three Months Ended
                                                   ----------------------------------
                                                     September 30,    September 30,
                                                         1999             1998
-------------------------------------------------------------------------------------
(In thousands, except per share amounts)              (Unaudited)      (Unaudited)
Revenues
    Product revenue                                    $ 18,942         $ 22,030
    Service revenue                                       7,230            8,027
                                                       --------         --------

        Total revenues                                   26,172           30,057
                                                       --------         --------

Cost of Revenues
    Cost of product revenue                              10,111           10,453
    Cost of service revenue                               6,571            5,684
                                                       --------         --------
        Total cost of revenues                           16,682           16,137
                                                       --------         --------
        Gross margin                                      9,490           13,920
                                                       --------         --------

Operating Expenses
    Selling, general and administrative                  13,775           12,553
    Research and development                              8,305            8,708
                                                       --------         --------

        Total operating expenses                         22,080           21,261
                                                       --------         --------

        Income/(loss) from operations                   (12,590)          (7,341)

Other income, net                                           419              596
                                                       --------         --------

        Income/(loss) before provision
        for income taxes                                (12,171)          (6,745)

Provision for income taxes                                   50               44
                                                       --------         --------

Net income/(loss)                                      $(12,221)        $ (6,789)
                                                       ========         ========

Net income/(loss) per share
      Basic                                            $  (0.45)        $  (0.26)
                                                       ========         ========
      Diluted                                          $  (0.45)        $  (0.26)
                                                       ========         ========

Number of shares used in per share computations
      Basic                                              27,132           25,700
                                                       ========         ========
      Diluted                                            27,132           25,700
                                                       ========         ========

   The accompanying notes are an integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.
                      Consolidated Statements of Cash Flows


                                                                   September 30,     September 30,
Three Months Ended                                                     1999              1998
---------------------------------------------------------------------------------------------------
(In thousands)                                                      (Unaudited)      (Unaudited)
Cash Flows from Operating Activities
    Net income/(loss)                                                 $(12,221)        $ (6,789)
    Adjustments to reconcile net income/(loss)
        to net cash provided by (used in) operating activities
           Depreciation and amortization                                 2,146            3,779
           Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                (1,654)             273
              (Increase) decrease in inventories                            52           (4,348)
               Decrease in income tax receivable                         4,678            9,010
               Decrease in prepaid expenses and other                      507            1,429
               Increase (decrease) in accounts payable                  (1,944)             208
               Increase in accrued liabilities                             384            1,504
               Decrease in deferred revenue                             (1,231)            (888)
                                                                      --------         --------

       Net cash (used in) provided by operating activities              (9,283)           4,178
                                                                      --------         --------

Cash Flows from Investing Activities
    Purchases of available-for-sale short-term investments              (2,803)          (8,799)
    Proceeds from sales/maturities of available-for-sale
       short-term investments                                            3,981           24,834
    Purchases of property and equipment                                   (832)          (3,328)
                                                                      --------         --------

       Net cash used in investing activities                               346           12,707
                                                                      --------         --------

Cash Flows from Financing Activities
    Proceeds from sale of common stock, net                              2,033               19
                                                                      --------         --------

       Net cash provided by financing activities                         2,033               19
                                                                      --------         --------

Effect of exchange rate changes on cash                                     51              156
                                                                      --------         --------

Net Increase (Decrease) in Cash and Cash Equivalents                    (6,853)          17,060

Cash and Cash Equivalents, Beginning of Period                          26,592           23,312
                                                                      --------         --------

Cash and Cash Equivalents, End of Period                              $ 19,739         $ 40,372
                                                                      ========         ========


The accompanying notes are an integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        The accompanying interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's fiscal 1999 Annual Report to Stockholders.

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

        The results of operations for the three months ended September 30, 1999, are not necessarily indicative of results for the entire fiscal year ending June 30, 2000. (See "Factors That May Affect Future Operating Performance" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

        Prior to the first quarter of fiscal 2000, the Company's fiscal year ended on the last day of the quarter within the year ended June 30. Beginning fiscal year 2000, the Company will operate and report on a 52-53 week fiscal year. Accordingly, the Company's fiscal year 2000 will end on July 1, 2000. The Company's fiscal quarters end on the Saturday of the thirteenth week of the quarter. For presentation purposes, the financial statements reflect the calendar month-end date. The change in reporting periods did not have a material effect on the accompanying financial statements for the first quarter of fiscal 2000.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Substantially all cash equivalents consist of investments in certificates of deposits, money market deposits, commercial paper and U.S. agency bonds with original maturities of three months or less. Substantially all short-term investments consist of certificates of deposits, commercial paper and U.S. agency bonds, which the Company intends to hold between three and twelve months.

3. NON-CASH INVESTING ACTIVITIES

        Net inventory capitalized into property and equipment was $500,000 and $4,234,000 for the three months ended September 30, 1999 and 1998, respectively.

4. REVENUE RECOGNITION

        Product revenue includes hardware sales and software license fees. The Company generally recognizes system sales upon shipment. The installation of the Company's systems is not considered a significant obligation and acceptance by the customer is not considered a significant uncertainty. Revenues from upgrade sales are generally recognized at the time the equipment is shipped. Provisions for product sales returns and allowances are recorded in the same period as the related revenue. Revenues earned under software license agreements with end users are generally recognized when the software has been shipped and there are no significant obligations remaining.

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

(In thousands)
                                                                  September 30,    September 30,
Three Months Ended                                                    1999             1998
                                                                  -------------    -------------
Net income (loss) ..........................................        $(12,221)        $ (6,789)
                                                                    ========         ========

Basic Earnings Per Share
    Income (loss) available to common stockholders .........        $(12,221)        $ (6,789)
    Weighted average common shares outstanding .............          27,132           25,700
                                                                    ========         ========

    Basic earnings (loss) per share ........................        $  (0.45)        $  (0.26)
                                                                    ========         ========

    Diluted Earnings Per Share
    Income (loss) available to common stockholders .........        $(12,221)        $ (6,789)
                                                                    --------         --------

    Weighted average common shares outstanding .............          27,132           25,700
    Dilutive potential common shares from stock options ....              --               --
                                                                    --------         --------
    Weighted average common shares and dilutive
          potential common shares ..........................          27,132           25,700
                                                                    --------         --------

     Diluted earnings (loss) per share .....................        $  (0.45)        $  (0.26)
                                                                    ========         ========


        All stock options outstanding during the three months ended September 30, 1999 and 1998 of 4,233,501 and 4,574,919 shares, respectively, were excluded from the computation of diluted earnings per share because the effect of including them would have been antidilutive due to the loss available to common stockholders.

6. INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor, and manufacturing overhead costs. Inventories consist of the following (in thousands):

                                  September 30, 1999        June 30, 1999
                                  ------------------        -------------
Purchased materials                    $ 3,387                 $ 4,158
Systems in process                       4,632                   4,044
Finished goods                           2,334                   2,703
                                       -------                 -------
  Total inventories                    $10,353                 $10,905
                                       =======                 =======

        Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at September 30, 1999 and June 30, 1999.

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

7. COMPREHENSIVE INCOME

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income," in the first quarter of fiscal 1999. SFAS No. 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. The Company's comprehensive income includes net income, foreign currency translation adjustments and unrealized holding gains from available-for-sale securities.

        The following table sets forth the components of other comprehensive income (loss) net of income tax (in thousands):

                                                 September 30,     September 30,
Three Months Ended                                   1999             1998
                                                 -------------     -------------
Net income (loss)                                  $(12,221)        $ (6,789)
Other comprehensive income (loss):
  Unrealized holding gains
    on available-for-sale securities                      3               22
  Foreign currency translation adjustment                51              156
                                                   --------         --------
Comprehensive income (loss)                        $(12,167)        $ (6,611)
                                                   ========         ========

8. INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

        Effective June 30, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

        The Company, which operates in one reportable industry segment, develops, manufactures, distributes and supports a line of multi-protocol high performance network file servers and high availability enterprise data management software solution for storing, serving and managing multiple terabytes of network data for the technical network market.

        Revenues and long-lived assets by geography (net of accumulated depreciation) consisted of the following for the quarters ended (in thousands):

                               September 30, 1999               September 30, 1998
                            -------------------------       -------------------------
                                           Long Lived                      Long Lived
                            Revenue          Assets         Revenue          Assets
                            -------------------------       -------------------------
United States               $ 14,689        $ 27,166        $ 17,001        $ 36,300
Europe                         6,351             618           9,036             890
Pacific Rim                    2,631             271           2,906             232
Canada                         2,501               1           1,114               4
                            ------------------------        ------------------------
      Total                 $ 26,172        $ 28,056        $ 30,057        $ 37,426
                            ========================        ========================

        No customers accounted for 10% or more of total revenues during three months ended September 30, 1999. One customer accounted for 15% of total revenues during three months ended September 30, 1998.

9. NEW ACCOUNTING PRONOUNCEMENTS

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

AUSPEX SYSTEMS, INC.

                            FORWARD-LOOKING STATEMENTS

FROM TIME TO TIME, THE COMPANY MAY PUBLISH STATEMENTS THAT ARE NOT HISTORICAL FACTS BUT ARE FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL DEVELOPMENTS, NEW PRODUCTS, RESEARCH AND DEVELOPMENT ACTIVITIES AND SIMILAR MATTERS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS "INTENDED," "EXPECTS," "ANTICIPATES" AND "IS (OR ARE) EXPECTED (OR ANTICIPATED)." THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE IDENTIFIED BELOW WITH AN ASTERISK (*) SYMBOL. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF AUSPEX SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING FACTORS THAT MAY AFFECT FUTURE RESULTS. AUSPEX MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN AUSPEX'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. AUSPEX DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF AUSPEX.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        Total revenues for the first quarter of fiscal 2000, ended September 30, 1999, were $26.2 million, as compared to total revenues of $30.1 million in the first quarter of fiscal 1999, ended September 30, 1998.

        Product revenues for the first quarter of fiscal 2000 were $18.9 million or 72% of total revenues compared to $22.0 million or 73% of total revenues in the first quarter of fiscal 1999. Revenues from system sales accounted for 54% of total revenues during the first quarter of fiscal 2000 and 31% for the first quarter of fiscal 1999, while revenues from upgrades, add-on options and software license agreements comprised 18% of total revenues during the first quarter of fiscal 2000 and 43% for the first quarter of fiscal 1999. Service revenues for the first quarter of fiscal 2000 were $7.2 million or 28% of total revenues compared to 27% in the first quarter of fiscal 1999. Geographically, North America accounted for 66% and 60% of total revenues in the first quarters of fiscal 2000 and 1999, respectively; the Pacific Rim accounted for 10% in the first quarters of fiscal 2000 and 1999, respectively; and Europe accounted for 24% and 30% in the first quarters of fiscal 2000 and 1999, respectively. The decrease in revenues in absolute dollars in North America, Europe and Pacific Rim was primarily due to product transition issues, increased competitive pressures, the reorganization of a major OEM partner and weakness in the Japanese economy.

        Gross margin was 36% of net revenues in the first quarter of fiscal 2000 compared with 46% in the first quarter of fiscal 1999. Product gross margin decreased to 47% in the first quarter of fiscal 2000 from 53% in the first quarter of fiscal 1999. The decrease in gross margins in the first quarter of fiscal 2000 was due to lower mix in upgrade revenues combined with competitive pressures, timing of new product introductions which contributed to below break-even operations and higher investments made in the service organization.

        Selling, general and administrative expenses during the first quarter of fiscal 2000 totaled $13.8 million, an increase of 10% from $12.6 million in the corresponding period of the prior fiscal year, and comprised 53% and 42% of total revenues, respectively. The increase in selling, general and administrative expenses as a percentage of revenues is a result of an expansion of the North American direct sales operations, the growth of direct sales operations of the Company's international subsidiaries, growth in marketing operations and lower revenues in first quarter of fiscal 2000.

         Research and development expenses incurred during the first quarter of fiscal 2000 were $8.3 million, a decrease of 5% from $8.7 million in the corresponding period of the prior fiscal year, and comprised 32% and 29% of total revenues, respectively.

              Loss from operations for the first quarter of fiscal 2000 was $12.6 million, compared with loss from operations of $7.3 million in the first quarter of fiscal year 1999. The decline in operating results was primarily due to lower revenues and an increase in selling, general, and administrative expenses.

        The Company's effective tax rate for the first quarters of fiscal 2000 and 1999 was essentially 0%, respectively. The Company's tax provision includes state and minimum statutory taxes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash, cash equivalents and short-term investments decreased by $8.1 million to $34.6 million for the three months ended September 30, 1999. The Company used approximately $9.3 million in cash from operating activities in the first quarter of fiscal 2000, which included loss from operations before depreciation and amortization of $10.1 million, the decrease in accounts payable and deferred revenue and the increase in accounts receivable, partially offset by the collection of income tax refunds. The Company's primary financing activity included proceeds from the sale of its Common Stock pursuant to employee benefit plans of $2.0 million in the first quarter of fiscal 2000. The Company's working capital decreased during the first quarter of fiscal 2000 by $9.1 million to $40.2 million.

        At September 30, 1999, the Company's principal sources of liquidity included $34.6 million in cash, cash equivalents and short-term investments.

        Based on its current operating plans, the Company believes that its existing cash, cash equivalents and short-term investments will be adequate to meet its working capital and capital expenditure requirements at least through the next 12 months.*


* See "Forward-Looking Statements" on page 8.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

        NEW PRODUCTS

        New product introductions by the Company or its competitors carry the risk that customers could delay or cancel orders for existing products pending shipment of the new products. For instance, product transition issues had an adverse impact on North America, Europe and Pacific Rim revenue in the first quarter of fiscal 2000 and entire fiscal 1999. The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis. There can be no assurance that the Company will not experience difficulties that delay or prevent the successful development, introduction or marketing of these products and enhancements or that these new products and enhancements will adequately address market requirements, achieve market acceptance or generate substantial sales. Additionally, delays in the launch or lack of availability of new products could have a material adverse effect on the Company's business, financial condition and results of operations.

        DEPENDENCE ON ESTABLISHED STANDARDS

        The rapid emergence of new or alternate standards, such as Windows NT and Linux, which replace or diminish the market acceptance of UNIX operating systems or Network File System (NFS), on which the Company's products are currently based, could materially and adversely affect the Company's results of operations unless the Company is able to incorporate any such standards in the Company's products in a timely manner.

        DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

        For the three months ended September 30, 1998, direct sales of products and services to Intel Corporation ("Intel") represented approximately 15% of the Company's revenues. Intel is not obligated to purchase any minimum level of products from the Company. Significant reductions in product sales to Intel would materially and adversely affect the Company's business, financial condition and results of operations.

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



* See "Forward-Looking Statements" on page 8.

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

        RISKS OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

        During the first three months ended September 30, 1999 and September 30, 1998, approximately 34% and 40%, respectively, of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business.* Nonetheless, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful.

        The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, the Company experienced a decrease in revenues from the Pacific Rim during the first three months ended September 30, 1999 due to continued weakness in the Japanese economy. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. Continued increases in the value of the U.S. dollar relative to foreign currencies will make the Company's products sold internationally less price competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. The Company's international business may further be affected by risks such as trade restrictions, increase in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of whom are entitled to carry products of the Company's competitors. There can be no assurance that any of the foregoing risks or issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

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



* See "Forward-Looking Statements" on page 8.

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

        YEAR 2000 READINESS DISCLOSURES

        The Company is aware of the issues associated with the programming code in existing computer systems, both customers and internal, as the Year 2000 approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to "00". Systems that do not properly recognize date-sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with the Year 2000 problem. The Company's new products are being designed to be Year 2000 compliant (as the Company has defined that term in its published statements).* Nonetheless, some of the Company's older products will not be Year 2000 compliant and, as a result, the Company's customers will be required to upgrade these products. Although products have undergone, or will undergo, the Company's normal quality testing procedures, there can be no assurance that the Company's products will contain all necessary date code changes.* Any failure of the Company's products to perform, including system malfunctions due to the onset of Year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's customers could choose to convert to other Year 2000 compliant products or to develop their own products in order to avoid such malfunctions, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company has completed the audit of its core information technology infrastructure for Year 2000 compliance, including reviewing what actions are required to make all software systems Year 2000 compliant as well as actions needed to mitigate the risks of Year 2000. Such actions include a review of vendors' contracts, attention to Year 2000 issues in future contracts with vendors and formal communications with suppliers requesting that they certify that their products are Year 2000 compliant.

         STATE OF READINESS

        The Company has been actively addressing the Year 2000 issues since fiscal 1997. The following sections broadly address Year 2000 matters with respect to the Company's (a) suppliers, (b) facilities and infrastructure, (c) information technology systems, (d) engineering infrastructure, and (e) manufacturing operation Year 2000 compliance assessment.


* See "Forward-Looking Statements" on page 8.

        Suppliers

        During fiscal year 1998 the Company sent out a Year 2000 Readiness Letter/Questionnaire to its supply chain. 98% of the supply chain contacted has responded to the inquiries and all responding have indicated they are, or will be, fully compliant by December 31, 1999. The outstanding suppliers still needing to respond were actively solicited for their position. This solicitation was completed as of September 30, 1999. For any suppliers responding in the negative, wherever possible, an alternate supplier who meets the Year 2000 requirements, will be identified and qualified.* There can be no assurance that the Company will be able to find suitable alternate suppliers and contract with them on reasonable terms, or at all, and such inability could have a material and adverse impact on the Company's business and results of operations.

        Facilities and Infrastructure

        The Company's headquarters facility in Santa Clara and domestic remote sites are believed to be Year 2000 compliant with respect to building automation systems, electronic security systems and utilities.* The Company has presented formal queries to local fire departments with regard to Year 2000 compliance/readiness. Formal responses have been received as of this filing which state Year 2000 compliance of local fire departments and power companies. The Company believes, in its judgment, that there will be no significant Year 2000 problem with its English, French, German and Japanese facilities.*

        Information Technology Systems

        Over the past several years, the Company has invested in a number of Year 2000 compliant PBX and voice-mail systems. No effort has yet been spent on verifying Year 2000 compliance of local telephone systems of most sales offices and the Company does not expect to have verified such compliance as the Company believes, in its judgment, that there will be no significant Year 2000 problem with the local telephone systems of the sales offices.*

         The Company believes that its internal production data communication network is Year 2000 compliant.* A majority of the key components, which the Company believes to be Year 2000 compliant,* of the network were installed within the past fiscal year. The Company's wide-area network requirements are provided by a major national and international carrier. The Company believes there is some uncertainty between these carriers due to the fact testing between carriers cannot commence until each carrier is Year 2000 compliant. No significant effort has been spent on verifying Year 2000 compliance for local services that are provided by local carriers and the Company does not expect to have verified such compliance as the Company believes, in its judgment, more likely than not, there is no significant uncertainty.*

        The Company has replaced or upgraded, or is in the process of replacing/upgrading, many of its core applications systems. A new Year 2000 compliant* enterprise resource planning package was installed in the first calendar quarter of 1998. An upgrade to a newer version of this package was completed during the fourth calendar quarter of 1998 which incorporates several Year 2000 compliance related bug fixes. In September 1998, the Company installed newer versions of its payroll and human resources system with vendor provided Year 2000 compliant upgrades of their software applications. The Company's customer call tracking system was upgraded to provide additional Year 2000 compliant functionality and stability during September 1999, as provided by the vendor. During fiscal 1998, the Company invested in a desktop upgrade program. Vendors have affirmed that standard personal computers and laptop computing installed during 1998 are Year 2000 compliant. Testing has confirmed that commonly used functions operate satisfactorily.*

        Engineering Infrastructure

        The Company's engineering infrastructure is in a continual state of change due to the dynamic nature of the Company's business and focus on new products. As older products are retired and new products developed, the tools, equipment and laboratory environments change. The Company completed the assessment of Year 2000 issues of its engineering infrastructure during the fourth calendar quarter of 1998 and believes it has resolved all significant issues.* Testing has confirmed that commonly used functions operate satisfactorily.*


* See "Forward-Looking Statements" on page 8.

        Manufacturing Operations

        The Company is primarily an assemble-to-order manufacturing operation. There is no significant automated assembly equipment on its manufacturing shop floor. The Company completed the assessment of Year 2000 issues of its manufacturing operations during the fourth calendar quarter of 1998 and believes it has resolved all significant issues.* Testing has affirmed that commonly used functions operate satisfactorily.*

        COSTS TO ADDRESS YEAR 2000 ISSUES

        The Company expects to incur total software-, hardware- and systems-related costs of approximately $1.9 million and solutions providers' costs of approximately $500,000 in connection with remediations of Year 2000 compliance issues, in addition to incurring payroll costs for our Information Technology staff which the Company does not separately track.* There can be no assurance that the cost estimates associated with the Company's Year 2000 issues will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's results of operations and financial condition.

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

        CONTINGENCY PLANS

        The Company has completed the preparation of general contingency plans, which includes staffing requirements to handle all inquiries, for the Year 2000 compliance issues areas noted above. There can be no assurance that such staffing contingency plans will be able to handle and resolve all Year 2000 inquiries or the measures taken by the Company will prevent the occurrence of Year 2000 problems, which could have a material adverse effect upon the Company's business, operating results and financial condition.

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

        INTEREST RATE RISK

        There were no material changes during the first quarter of fiscal 2000 to the Company's exposure to market risk for changes in interest rates.

             FOREIGN CURRENCY EXCHANGE RISK

        There were no material changes during the first quarter of fiscal 2000 to the Company's exposure to foreign currency exchange risk.



* See "Forward-Looking Statements" on page 8.

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






                                                    Auspex Systems, Inc.
                                             -----------------------------------


Date  November 12, 1999                        /s/ R. Marshall Case
     --------------------------              -----------------------------------
                                               R. Marshall Case
                                               Vice President of Finance and
                                               Chief Financial Officer

                              AUSPEX SYSTEMS, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                                                   Sequentially
Exhibit        Description                                         Numbered Page
-------        -----------                                         -------------
27             Financial Data Schedule                                  17