Form 10-Q
period 1999-12-31
AUSPEX SYSTEMS INC
filed 2000-02-10
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.

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

                                    YES      [X]
                                    NO       [ ]

         NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF FEBRUARY 1, 2000: 28,034,104

FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX

                                                                                        PAGE
                                                                                       NUMBER
        PART I.  FINANCIAL INFORMATION
        ITEM 1.   Financial Statements                                                    1

                  Condensed Consolidated Balance Sheets as of December 31, 1999           1
                     and June 30, 1999

                  Condensed Consolidated Statements of Operations for the Three and
                       Six Months Ended December 31, 1999 and December 31, 1998           2

                  Condensed Statements of Cash Flows for the Six                          3
                     Months Ended December 31, 1999 and December 31, 1998

                  Notes to Condensed Consolidated Financial Statements                  4-7

        ITEM 2.   Management's Discussion and Analysis of Financial                    8-16
                    Condition and Results of Operations

        ITEM 3.   Qualitative and Quantitative Disclosures About Market Risks            16


        PART II.  OTHER INFORMATION

        ITEM 4.   Submission of Matters to a Vote of Security Holders                    17

        ITEM 5.   Other Information                                                      17

        ITEM 6.   Exhibits and Reports on Form 8-K                                       18

        SIGNATURES                                                                       18

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                              AUSPEX SYSTEMS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                     ASSETS

                                                  December 31, 1999         June 30, 1999
                                                  -----------------         -------------
                                                    (Unaudited)
Current Assets
   Cash and cash equivalents                        $   14,135               $   26,592
   Short-term investments                               14,922                   16,045
   Accounts receivable, net                             19,051                   20,374
   Inventories                                           9,948                   10,905
   Income tax receivable                                     -                    4,865
   Prepaid expenses and other                            4,766                    5,054
                                                    ----------               ----------
    Total current assets                                62,822                   83,835
                                                    ----------               ----------

Property and equipment, net                             27,506                   28,841
Other assets                                             2,336                    2,372
                                                    ----------               ----------
    Total assets                                    $   92,664               $  115,048
                                                    ==========               ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Line of credit borrowings                         $    2,800               $        -
  Accounts payable                                      12,865                   13,316
  Accrued liabilities                                   13,148                   11,975
  Deferred revenue                                       8,396                    9,276
                                                    ----------               ----------
    Total current liabilities                           37,209                   34,567
                                                    ----------               ----------
Long Term Liabilities
  Deferred revenue                                       1,316                    1,304
                                                    ----------               ----------
Stockholders' equity                                    54,139                   79,177
                                                    ----------               ----------
  Total liabilities and stockholders' equity        $   92,664               $  115,048
                                                    ==========               ==========


   The accompanying notes are an integral part of these financial statements.

                                     AUSPEX SYSTEMS, INC.
                       Condensed Consolidated Statements of Operations

                                                   Three Months Ended               Six Months Ended
                                               ---------------------------   ---------------------------
                                               December 31,   December 31,   December 31,   December 31,
                                                   1999           1998           1999           1998
                                               -----------    -----------    -----------    -----------
(In thousands, except per share amounts)       (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Revenues
  Product revenue                              $    15,795    $    22,353    $    34,657    $    44,383
  Service revenue                                    6,809          8,211         14,119         16,238
                                               -----------    -----------    -----------    -----------
    Total revenues                                  22,604         30,564         48,776         60,621
                                               -----------    -----------    -----------    -----------
Cost of Revenues
  Cost of product revenue                            9,955         12,025         20,026         22,478
  Cost of service revenue                            6,595          5,785         13,206         11,469
                                               -----------    -----------    -----------    -----------
    Total cost of revenues                          16,550         17,810         33,232         33,947
                                               -----------    -----------    -----------    -----------
    Gross margin                                     6,054         12,754         15,544         26,674
                                               -----------    -----------    -----------    -----------
Operating Expenses
  Selling, general and administrative               14,417         12,476         28,192         25,029
  Research and development                           7,975          8,391         16,280         17,099
                                               -----------    -----------    -----------    -----------
    Total operating expenses                        22,392         20,867         44,472         42,128
                                               -----------    -----------    -----------    -----------

    Loss from operations                           (16,338)        (8,113)       (28,928)       (15,454)

Other income, net                                      114            321            533            917
                                               -----------    -----------    -----------    -----------
  Loss before provision
    for income taxes                               (16,224)        (7,792)       (28,395)       (14,537)

Provision for income taxes                             100             23            150             67
                                               -----------    -----------    -----------    -----------

Net loss                                       $   (16,324)   $    (7,815)   $   (28,545)   $   (14,604)
                                               ===========    ===========    ===========    ===========

Earnings (loss) per share
  Basic                                        $     (0.59)   $     (0.30)   $     (1.04)   $     (0.57)
                                               ===========    ===========    ===========    ===========
  Diluted                                      $     (0.59)   $     (0.30)   $     (1.04)   $     (0.57)
                                               ===========    ===========    ===========    ===========

Shares used for earnings (loss) per share
  Basic                                             27,630         25,728         27,377         25,714
                                               ===========    ===========    ===========    ===========
  Diluted                                           27,630         25,728         27,377         25,714
                                               ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.
                       Condensed Statements of Cash Flows

                                                                         December 31,   December 31,
Six Months Ended                                                             1999           1998
                                                                         -----------    -----------
(In thousands)                                                           (Unaudited)    (Unaudited)
Cash Flows from Operating Activities
  Net loss                                                               $   (28,545)   $   (14,604)

  Adjustments to reconcile net loss
    to net cash (used in) provided by operating activities
      Depreciation and amortization                                            4,339          7,551
      Changes in assets and liabilities
        Decrease in accounts receivable                                        1,323          1,334
        Increase in inventories                                                 (883)        (2,147)
        Decrease in income tax receivable                                      4,865         10,050
        Decrease in prepaid expenses and other                                   324            215
        Decrease in accounts payable                                            (451)          (200)
        Increase (decrease) in accrued liabilities                             1,173           (876)
        Decrease in deferred revenue                                            (868)          (759)
                                                                         -----------    -----------

        Net cash (used in) provided by operating activities                  (18,723)           564
                                                                         -----------    -----------
Cash Flows from Investing Activities
    Purchases of available-for-sale short-term investments                    (2,804)       (20,249)
    Proceeds from sales/maturities of available-for-sale short-term            3,981         29,334
    investments
    Purchases of property and equipment                                       (1,216)        (4,905)
    Decrease in other assets                                                       -              8
                                                                         -----------    -----------

       Net cash from (used in) provided by investing activities                  (39)         4,188
                                                                         -----------    -----------
Cash Flows from Financing Activities
    Borrowings from line of credit                                             2,800              -
    Proceeds from sale and lease back of equipment                                 -          2,147
    Proceeds from sale of common stock                                         3,730            754
                                                                         -----------    -----------

       Net cash provided by financing activities                               6,530          2,901
                                                                         -----------    -----------

Effect of exchange rate changes on cash                                         (225)           312
                                                                         -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                         (12,457)         7,965


Cash and Cash Equivalents, Beginning of Period                                26,592         23,312
                                                                         -----------    -----------

Cash and Cash Equivalents, End of Period                                 $    14,135    $    31,277
                                                                         ===========    ===========


 The accompanying notes are an integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       The accompanying interim condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's fiscal 1999 Annual Report to Stockholders.

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

       The results of operations for the three months and six months ended December 31, 1999, are not necessarily indicative of results for the entire fiscal year ending June 30, 2000. (See "Factors That May Affect Future Operating Performance" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

       Prior to the first quarter of fiscal 2000, the Company's fiscal year ended on the last day of the quarter within the year ended June 30. Beginning fiscal year 2000, the Company will operate and report on a 52-53 week fiscal year. Accordingly, the Company's fiscal year 2000 will end on July 1, 2000. The Company's fiscal quarters end on the Saturday of the thirteenth week of the quarter. For presentation purposes, the financial statements reflect the calendar month-end date. The change in reporting periods did not have a material effect on the accompanying financial statements for the first and second quarters of fiscal 2000.

2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

       Substantially all cash equivalents consist of investments in certificates of deposits, money market deposits, and U.S. agency bonds with original maturities of three months or less. Substantially all short-term investments consist of certificates of deposits, commercial paper and U.S. agency bonds, which the Company intends to hold between three and twelve months.

3.  NON-CASH INVESTING ACTIVITIES

       Net inventory capitalized into property and equipment was $1,840,000 and $5,141,000 for the six months ended December 31, 1999 and 1998, respectively.

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

       Service revenue includes installation, maintenance, training and professional services and is recognized ratably over the contractual period or as the services are provided.

5.  NET INCOME/(LOSS) PER SHARE

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

                                                                    Three Months Ended          Six Months Ended
                                                                    ------------------          ----------------
                                                              December 31,   December 31,   December 31,   December 31,
                                                                  1999           1998           1999           1998
                                                              -----------    -----------    -----------    -----------
Net loss ...............................................      $   (16,324)   $    (7,815)   $   (28,545)   $   (14,604)
                                                              ===========    ===========    ===========    ===========
Basic Earnings Per Share
  Income (loss) available to common stockholders .......      $   (16,324)   $    (7,815)   $   (28,545)   $   (14,604)
  Weighted average common shares outstanding ...........           27,630         25,728         27,377         25,714
                                                              -----------    -----------    -----------    -----------

Basic earnings (loss) per share ........................      $     (0.59)   $     (0.30)   $     (1.04)   $     (0.57)
                                                              ===========    ===========    ===========    ===========
Diluted Earnings Per Share
  Income (loss) available to common stockholders .......      $   (16,324)   $    (7,815)   $   (28,545)   $   (14,604)
                                                              ===========    ===========    ===========    ===========

  Weighted average common shares outstanding ...........           27,630         25,728         27,377         25,714
  Dilutive potential common shares from stock
  options ..............................................                -              -              -              -
                                                              -----------    -----------    -----------    -----------
  Weighted average common shares and dilutive
  potential common shares ..............................           27,630         25,728         27,377         25,714
                                                              -----------    -----------    -----------    -----------

Diluted loss per share .................................      $     (0.59)   $     (0.30)   $     (1.04)   $     (0.57)
                                                              ===========    ===========    ===========    ===========

       All stock options outstanding during the three months ended December 31, 1999 and 1998 of 3,425,147 and 4,247,483 shares, respectively, were excluded from the computation of diluted earnings per share because the effect of including them would have been antidilutive due to the loss available to common stockholders. All stock options outstanding during the six months ended December 31, 1999 and 1998 of 3,517,088 and 3,416,213 shares, respectively, were excluded from the computation of diluted earnings per share because the effect of including them would have been antidilutive due to the loss available to common stockholders.

6.  INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

                               December 31, 1999   June 30, 1999
                               -----------------   -------------
Purchased materials                $    3,560        $    4,158
Systems in process                      5,034             4,044
Finished goods                          1,354             2,703
                                   ----------        ----------
      Total inventories            $    9,948        $   10,905
                                   ==========        ==========



       Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at December 31, 1999 and June 30, 1999.

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

7.  COMPREHENSIVE INCOME

       The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income," in the first quarter of fiscal 1999. SFAS No. 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. The Company's comprehensive income includes net income, foreign currency translation adjustments and unrealized holding gains (losses) from available-for-sale securities.

       The following table sets forth the components of other comprehensive income (loss) net of income tax (in thousands):


                                                       Three Months Ended,           Six Months Ended,
                                                   ---------------------------  ---------------------------
                                                   December 31,   December 31,  December 31,   December 31,
                                                       1999           1998          1999           1998
                                                   ------------   ------------  ------------   ------------

 Net loss                                          $   (16,324)   $    (7,815)  $   (28,545)   $   (14,604)
 Other comprehensive income (loss):
     Unrealized holding gains (losses)
      on available-for-sale securities                       1            (63)            4            (42)
     Foreign currency translation adjustments             (276)           157          (225)           313
                                                   -----------    -----------   -----------    -----------
 Comprehensive loss                                $   (16,599)   $    (7,721)  $   (28,766)   $   (14,333)
                                                   ===========    ===========   ===========    ===========

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

       Revenues and long-lived assets by geography (net of accumulated depreciation) consisted of the following for the quarters ended (in thousands):

                        December 31, 1999       December 31, 1998
                     ---------------------   ------------------------
                                Long Lived                Long  Lived
                      Revenue     Assets      Revenue       Assets
                     ---------  ----------   ---------    -----------
United States ....   $  11,952  $  26,639    $  21,440    $  32,022
Europe ...........       5,866        492        3,586          807
Pacific Rim ......       2,470        375        4,036          271
Canada ...........       2,316          -        1,502            3
                     ---------  ---------    ---------    ---------
      Total ......   $  22,604  $  27,506    $  30,564    $  33,103
                     =========  =========    =========    =========


       No customers accounted for 10% or more of total revenues during three months ended December 31, 1999. One customer accounted for 26% of total revenues during three months ended December 31, 1998.

9.  NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that a reporting entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 in the first quarter of fiscal 2001 and does not expect such adoption to have a material effect on the consolidated financial statements.

AUSPEX SYSTEMS, INC.

                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS "INTENDED," "EXPECTS," "ANTICIPATES" AND "IS (OR ARE) EXPECTED (OR ANTICIPATED)." THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE IDENTIFIED BELOW WITH AN ASTERISK (*) SYMBOL. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF AUSPEX SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING THOSE SET FORTH UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS". AUSPEX DOES NOT UNDERTAKE TO UPDATE ANY OF SUCH FORWARD-LOOKING STATEMENTS.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

       Total revenues for the second quarter of fiscal 2000, ended December 31, 1999, were $22.6 million, a decrease of 26% compared to total revenues of $30.6 million in the second quarter of fiscal 1999. Total revenues for the six months ended December 31, 1999 were $48.8 million, a decrease of 20% compared to total revenues of $60.6 million for the six months ended December 31, 1998.

       Product revenues for the second quarter of fiscal 2000 were $15.8 million or 70% of total revenues compared to $22.4 million or 73% of total revenues in the second quarter of fiscal 1999. Revenues from system sales accounted for 38% of total revenues during the second quarter of fiscal 2000 and 34% for the second quarter of fiscal 1999, while revenues from upgrades, add-on options and software license agreements comprised 32% of total revenues during the second quarter of fiscal 2000 and 39% for the second quarter of fiscal 1999. Service revenues for the second quarter of fiscal 2000 were $6.8 million or 30% of total revenues compared to 27% in the second quarter of fiscal 1999. Geographically, North America accounted for 63% and 74% of total revenues in the second quarters of fiscal 2000 and 1999, respectively; the Pacific Rim accounted for 11% and 13% of total revenues in the second quarters of fiscal 2000 and 1999, respectively; and Europe accounted for 26% and 13% in the second quarters of fiscal 2000 and 1999, respectively. The decrease in revenues in North America was primarily due to delayed sales execution combined with a loss of sales momentum due to apprehension over the Year 2000, which resulted in a number of orders being frozen late in the quarter.

       Gross margin was 27% of net revenues in the second quarter of fiscal 2000 compared with 42% in the second quarter of fiscal 1999. For the six months ended December 31, 1999 and 1998, gross margins were 32% and 44%, respectively. Product gross margin decreased to 37% in the second quarter of fiscal year 2000 from 46% in the second quarter of fiscal year 1999. The decrease in gross margins in the second quarter of fiscal 2000 was due to lower service revenue as a result of lower installed base of non-Year 2000 compliant NS 3000, 5000 and 6000 systems and higher investments made in the service organization, combined with a higher mix of NS 2000 systems sold through indirect channels which realize lower gross margins on less sales expense.

       Gross margin was 27% of net revenues in the second quarter of fiscal 2000 compared with 42% in the second quarter of fiscal 1999. For the six months ended December 31, 1999 and 1998, gross margins were 32% and 44%, respectively. Product gross margin decreased to 37% in the second quarter of fiscal year 2000 from 46% in the second quarter of fiscal year 1999. The decrease in gross margins in the second quarter of fiscal 2000 was due to lower service revenue as a result of lower installed base of non-Year 2000 compliant NS 3000, 5000 and 6000 systems and higher investments made in the service organization, combined with a higher mix of NS 2000 systems sold through indirect channels which realize lower gross margins on less sales expense.

       Selling, general and administrative expenses during the second quarter of fiscal 2000 totaled $14.4 million, an increase of 16% from $12.5 million in the corresponding period of the prior fiscal year, and comprised 64% and 41% of total revenues, respectively. For the six months ended December 31, 1999, selling, general and administrative expenses totaled $28.2 million, an increase of 13% from $25.0 million for the six months ended December 31, 1998 and were 58% and 41% of total revenues for the first six months of fiscal years 2000 and 1999, respectively. The increase in selling, general and administrative expenses as a percentage of revenues for the comparison periods is a result of lower revenues in the second quarter and the first six months of fiscal 2000 combined with a planned increase in marketing program investments during the second quarter of fiscal 2000.

       Research and development expenses incurred during the second quarter of fiscal 2000 were $8.0 million, a decrease of 5% from $8.4 million in the corresponding period of the prior fiscal year, and comprised 35% and 28% of total revenues, respectively. For the six months ended December 31, 1999, research and development expenses were $16.3 million, a decrease of 5% from $17.1 million for the six months ended December 31, 1998, and were 33% and 28% of total revenues for the first six months of fiscal years 2000 and 1999, respectively. The decrease in absolute dollars is primarily due to a planned reduction in contract labor and consulting investments. The increase in research and development expenses as a percentage of revenues for the comparison periods is a result of lower revenues in the second quarter and first six months of fiscal 2000.

              Loss from operations for the second quarter of fiscal 2000 was $16.3 million, compared with loss from operations of $8.1 million in the second quarter of fiscal year 1999. These operating losses were primarily due to lower revenues and increased selling, general and administrative expenses, reflecting the Company's investment across the organization in support of new marketing programs.

       The Company's income tax rate for the first six months of fiscal 2000 and 1999 was essentially 0%. The Company's tax provision includes state and minimum statutory taxes.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash, cash equivalents and short-term investments decreased by $13.6 million to $29.1 million for the six months ended December 31, 1999. The Company used approximately $18.7 million in cash from operating activities in the first six months of fiscal 2000, which included loss from operations before depreciation and amortization of $24.2 million, the decrease in accounts payable and deferred revenue, partially offset by the collection of income tax refunds, accounts receivable and a decrease in prepaid expenses. The Company's primary investing activities included the purchase of available-for-sale short-term investments of $2.8 million and additional property and equipment of $1.2 million, offset by the sale/maturity of available-for-sale short-term investments of $4.0 million. Lastly, the Company's primary financing activities included proceeds from the sale of its Common Stock pursuant to employee benefit plans of $3.7 million and borrowing of $2.8 million under its short-term line of credit. The Company's working capital decreased during the first six months of fiscal 2000 by $23.7 million to $25.6 million.

       At December 31, 1999, the Company's principal sources of liquidity included $29.1 million in cash, cash equivalents and short-term investments and net $8.5 million available under a secured United States currency bank line of credit, expiring December 22, 2002. At December 31, 1999, the Company had $2.8 million outstanding under this line of credit and had commitments against the line of credit, for two letters of credit totalling $3.7 million, as of December 31, 1999.

         Based on its current operating plans, the Company believes that its existing cash, cash equivalents, short-term investments and equity funding through a private placement will be adequate to meet its working capital and capital expenditure requirements at least through the next 12 months.*

        FACTORS THAT MAY AFFECT FUTURE RESULTS

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

* See "Forward-Looking Statements" on page 8.

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

        NEW PRODUCTS

        New product introductions by the Company or its competitors carry the risk that customers could delay or cancel orders for existing products pending shipment of the new products. For instance, product transition issues had an adverse impact on North America, Europe and Pacific Rim revenue in the first six months of fiscal 2000 and entire fiscal 1999. The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis. There can be no assurance that the Company will not experience difficulties that delay or prevent the successful development, introduction or marketing of these products and enhancements or that these new products and enhancements will adequately address market requirements, achieve market acceptance or generate substantial sales. Additionally, delays in the launch or lack of availability of new products could have a material adverse effect on the Company's business, financial condition and results of operations.

        DEPENDENCE ON ESTABLISHED STANDARDS

        The rapid emergence of new or alternate standards such as Windows NT and Linux, which replace or diminish the market acceptance of UNIX operating systems or Network File System (NFS), on which the Company's products are currently based, could materially and adversely affect the Company's results of operations unless the Company is able to incorporate any such standards in the Company's products in a timely manner. At this time, Windows NT has been incorporated into the Company's product offerings.

        DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

        For the first six months ended December 31, 1999, no customers represented more than 10% of the Company's revenues. For the first six months ended December 31, 1998, direct sales of products and services to Intel Corporation ("Intel") represented approximately 20% of the Company's revenues. Intel is not obligated to purchase any minimum level of products from the Company. Significant reductions in product sales to Intel would materially and adversely affect the Company's business, financial condition and results of operations. For example, during the first six months of fiscal 2000, reduction in product sales to Intel had a material and adverse effect on the Company's results of operations.

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


* See "Forward-Looking Statements" on page 8.

        EXCESS OR OBSOLETE INVENTORY

        Managing the Company's inventory of components and finished products is a complex task. A number of factors, including but not limited to the need to maintain a significant inventory of certain components which are in short supply or which must be purchased in bulk to obtain favorable pricing, and the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in the Company maintaining large amounts of inventory. Other factors, including changes in market demand and technology, may cause inventory to become obsolete. Any excess or obsolete inventory could result in price reductions and/or inventory write-downs, which in turn could adversely affect the Company's business and results of operations.

        RISKS OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

        During the first six months ended December 31, 1999, and 1998, approximately 35% and 33%, respectively, of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business.* Nonetheless, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful.

        The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, the Company experienced a decrease in revenues from the Pacific Rim during the first six months ended December 31, 1999 due to continued weakness in the Japanese economy. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. Continued increases in the value of the U.S. dollar relative to foreign currencies will make the Company's products sold internationally less price competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. The Company's international business may further be affected by risks such as trade restrictions, increase in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of whom are entitled to carry products of the Company's competitors. There can be no assurance that any of the foregoing risks or issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

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


* See "Forward-Looking Statements" on page 8.

        INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

        The Company currently relies on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to protect its proprietary rights in its hardware and software products. The Company currently holds fifteen United States patents and has filed applications for additional patents. The Company also has filed applications for counterpart patents in foreign countries, including Japan. There can be no assurance that the Company's present or future competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, there can be no assurance that the Company's patent applications will result in issued patents, or that the Company's issued patents will be upheld if challenged. Additionally, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company in the future with respect to current or future projects or that any such assertions may not require the Company to refrain from the sale of its products, enter into royalty arrangements or undertake costly litigation.

        The Company's adherence to industry standards with respect to its products limits the Company's opportunities to provide proprietary features, which may be protected. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

        YEAR 2000 READINESS DISCLOSURES

        The Company is aware of the issues associated with the programming code in existing computer systems, both customers and internal, as the Year 2000 approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to "00". Systems that do not properly recognize date-sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with the Year 2000 problem. The Company's new products are being designed to be Year 2000 compliant (as the Company has defined that term in its published statements).* Nonetheless, some of the Company's older products will not be Year 2000 compliant and, as a result, the Company's customers will be required to upgrade or discontinue use of these products. Although products have undergone, or will undergo, the Company's normal quality testing procedures, there can be no assurance that the Company's products will contain all necessary date code changes.* Any failure of the Company's products to perform, including system malfunctions due to the onset of Year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's customers could choose to convert to other Year 2000 compliant products or to develop their own products in order to avoid such malfunctions, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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


* See "Forward-Looking Statements" on page 8.

        Suppliers

        During fiscal year 1998 the Company sent out a Year 2000 Readiness Letter/Questionnaire to its supply chain. 100% of the supply chain contacted had responded to the inquiries and all responding had indicated they were, or would be, fully compliant by December 31, 1999.

        In preparation for Year 2000, we did have response from all suppliers identifying their readiness and/or programs for readiness. As a precaution, we also built up some excess inventory on critical parts to ensure no interruptions to business in the first few weeks of January, 2000. As a result, there has been no significant impact from these suppliers and we have resumed business with each of them. No supplier has communicated to have any significant Year 2000 issues and we have not experienced delays in procurement of transactions or deliveries.

        Facilities and Infrastructure

        The Company's headquarters facility in Santa Clara and domestic remote sites were believed to be Year 2000 compliant with respect to building automation systems, electronic security systems and utilities.* The Company had presented formal queries to local fire departments with regard to Year 2000 compliance/readiness. Formal responses have been received which state Year 2000 compliance of local fire departments and power companies. The Company believes, in its judgment, that there were no significant Year 2000 problems with its English, French, German and Japanese facilities.*

        All worldwide facilities and infrastructure were unaffected by Year 2000 problems.

        Information Technology Systems

        Over the past several years, the Company had invested in a number of Year 2000 compliant PBX and voice-mail systems. No effort was spent on verifying Year 2000 compliance of local telephone systems of most sales offices and the Company did not expect to have verified such compliance as the Company believes, in its judgment, that there were no significant Year 2000 problems with the local telephone systems of the sales offices.*

        The Company believes that its internal production data communication network is Year 2000 compliant.* A majority of the key components, which the Company believes to be Year 2000 compliant,* of the network were installed within the past fiscal year. The Company's wide-area network requirements are provided by a major national and international carrier. The Company believes there was some uncertainty between these carriers due to the fact testing between carriers cannot commence until each carrier is Year 2000 compliant. No significant effort was spent on verifying Year 2000 compliance for local services that are provided by local carriers and the Company does not expect to have verified such compliance as the Company believes, in its judgment, more likely than not, there is no significant uncertainty.*








* See "Forward-Looking Statements" on page 8.

        The Company had replaced or upgraded many of its core applications systems. A new Year 2000 compliant* enterprise resource planning package was installed in the first calendar quarter of 1998. An upgrade to a newer version of this package, as provided by the vendor, was completed during the fourth calendar quarter of 1998 which incorporates several Year 2000 compliance related bug fixes. In September 1998, the Company installed newer versions of its payroll and human resources system with vendor provided Year 2000 compliant upgrades of their software applications. The Company's customer call tracking system was upgraded to provide additional Year 2000 functionality and stability during September 1999, as provided by the vendor. During fiscal 1998, the Company invested in a desktop upgrade program. Vendors have affirmed that standard personal computers and laptop computing installed during 1998 are Year 2000 compliant. Testing confirmed that commonly used functions operate satisfactorily.*

        With respect to our information systems and network infrastructure, we implemented precautionary steps and performed second round testing during late December, 1999. On December 31,1999, we executed full system back-ups prior to the clock roll-over. On January 3, 2000, our team tested critical systems to verify system integrity. All systems performed as expected. As a consequence, there was no significant impact to the business.

        Engineering Infrastructure

        The Company's engineering infrastructure is in a continual state of change due to the dynamic nature of the Company's business and focus on new products. As older products are retired and new products developed, the tools, equipment and laboratory environments change. The Company completed the assessment of Year 2000 issues of its engineering infrastructure during the fourth calendar quarter of 1998 and believes it has resolved all significant issues.* Testing confirmed that commonly used functions operate satisfactorily.*

        Year 2000 preparation in Engineering has produced no significant issues and has not impacted our research and development efforts or processes.

        Manufacturing Operations

        The Company is primarily an assemble-to-order manufacturing operation. There is no significant automated assembly equipment on its manufacturing shop floor. The Company completed the assessment of Year 2000 issues of its manufacturing operations during the fourth calendar quarter of 1998 and believes it has resolved all significant issues.* Testing affirmed that commonly used functions operate satisfactorily.*

        All internal test systems were made Year 2000 ready and as a result there has been no issue identified associated with Year 2000. There has been no impact to manufacturing operations.

        Costs to Address Year 2000 Issues

        The Company has incurred total software-, hardware- and systems-related costs of approximately $1.9 million and solutions providers' costs of approximately $500,000 in connection with remediations of Year 2000 compliance issues, in addition to incurring payroll costs for our Information Technology staff which the Company does not separately track.* There can be no assurance that the cost estimates associated with the Company's Year 2000 issues will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's results of operations and financial condition.




* See "Forward-Looking Statements" on page 8.

        Year 2000 Issues

        The Company's Technical Support representatives work closely with customers to resolve problems, issues and questions. The Company's Customer Service organization uses several toll free phone numbers to address customer problems, issues and questions. These calls are logged and tracked using a call management system. Customer Service has a significant reliance on communications, voice-mail, email, paging, Web and file transfer program services and data communications. Given the number and variety of suppliers and their inter-dependencies, the number and location of worldwide customers and the number and locations of the various Technical Support offices, it was not feasible to fully test whether the Company would be able to guarantee that each customer would be able to contact and/or do business with Customer Service without disruption on or about the beginning of 2000. The Company expected an increase in calls on or about the beginning of Year 2000.

        Contingency Plans

        Contingency plans implemented for customer protection in terms of Technical Support, production readiness, information technology systems and network infrastructure were in place and were either not required or served their purpose. There has been no impact to our business with the roll over to Year 2000.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

        INTEREST RATE RISK

        There were no material changes during the second quarter of fiscal 2000 to the Company's exposure to market risk for changes in interest rates.

        FOREIGN CURRENCY EXCHANGE RISK

        There were no material changes during the second quarter of fiscal 2000 to the Company's foreign currency hedging programs.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The 1999 Annual Meeting of the Stockholders of Auspex Systems, Inc. was held at the company's headquarters, 2300 Central Expressway, Santa Clara, California 95050 on November 18, 1999 at 9:00 a.m. (the "Annual Meeting").

b. At the Annual Meeting one (1) director was elected to the Company's Board of Directors as a Class ll director to serve for a two-year term.

                                 NUMBER OF VOTES

                  Nominee                     Cast for                      Withheld
                  -------                     --------                      --------
             R. Stephen Cheheyl              17,386,704                    6,256,188

c. The following additional proposals were considered at the Annual Meeting and were approved according to the respective vote of the stockholders.

        (1) Approval of the Company's 1993 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 800,000.

             Cast for           Against               Abstentions           Broker Non-Votes
             --------           -------               -----------           ----------------
            17,230,105         6,046,825                230,893                 135,069

        (2) Ratification and approval of appointment of Arthur Andersen LLP as the independent public accountants of the Company for the year ending June 30, 2000.

             Cast for           Against               Abstentions           Broker Non-Votes
             --------           -------               -----------           ----------------
           23,037,288           567,178                  38,426                    0

d. The following additional proposal was considered at the Annual Meeting and was not approved according to the respective vote of the stockholders.

        (1) Approval of amendments to the Company's 1997 Stock Plan to increase the shares reserved for issuance thereunder by 500,000.

             Cast for           Against               Abstentions           Broker Non-Votes
             --------           -------               -----------           ----------------
           10,641,288          12,594,376               272,159                 135,069

ITEM 5. OTHER INFORMATION

        a. Effective January 7, 2000, Fred J. Wiele, Vice President of Marketing, resigned from the Company.

        b.      Subsequent Event

                On January 19, 2000, the Company completed a $25 million equity funding through a private placement with three institutional investors. Under the terms of the placement, the investors have purchased $25 million in the Company's Series B Convertible Preferred stock and warrants. The non-voting preferred shares carry a 7% dividend per annum, which may be paid in cash or common stock. For more information with respect to such transaction, please refer to the Company's Current Report on Form 8-K filed with the United States Securities and Exchange Commission on January 19, 2000.

        c. Effective January 28, 2000, R. Marshall Case, Vice President of Finance and Chief Financial Officer, resigned from the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        a.      Exhibits

                27      Financial Data Schedule

                10.35 Form of Change of Control Severance Agreement entered into the form of the Company and Hans H. Schwarz, Senior
                        Vice President of Engineering, dated January 1, 2000.

        b.      Reports on Form 8-K

                No report on Form 8-K was filed during the current period.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date     February 10, 2000               /s/ BRUCE N. MOORE
     ---------------------------         -------------------------------------
                                         Bruce N. Moore
                                         President and Chief Executive Officer

                              AUSPEX SYSTEMS, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999



Exhibit        Description
-------        -----------
27             Financial Data Schedule

10.35 Form of Change of Control Severance Agreement entered into the form of the Company and Hans H. Schwarz, Senior Vice President of Engineering, dated January 1, 2000.