Form 10-Q
period 2000-03-31
AUSPEX SYSTEMS INC
filed 2000-05-11
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-21432

                              AUSPEX SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                           93-0963760
       (STATE OF INCORPORATION)                               (I.R.S. EMPLOYER
                                                             IDENTIFICATION NO.)

       2800 SCOTT BOULEVARD
       SANTA CLARA, CA                                            95050
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       FORMER BUSINESS ADDRESS:

       2300 CENTRAL EXPRESSWAY
       SANTA CLARA, CA                                            95050

       REGISTRANT'S TELEPHONE NUMBER:                         (408) 566-2000

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                     YES   [X]
                                     NO    [ ]

        NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF MAY 4, 2000: 29,717,688

--------------------------------------------------------------------------------
FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX

                                                                                        PAGE
                                                                                       NUMBER
          PART I.      FINANCIAL INFORMATION
p         ITEM 1.      Financial Statements                                              1

                      Condensed Consolidated Balance Sheets as of March 31, 2000         1
                         and June 30, 1999

                      Condensed Consolidated Statements of Operations for the
                         Three and Nine Months Ended March 31, 2000 and March            2
                         31, 1999

                      Consolidated Statements of Cash Flows for the Nine Months          3
                          Ended March 31, 2000 and March 31, 1999

                      Notes to Condensed Consolidated Financial Statements               4-8

         ITEM 2.      Management's Discussion and Analysis of Financial                  9-14
                           Condition and Results of Operations

         ITEM 3.      Qualitative and Quantitative Disclosures about Market Risks        14

         PART II.     OTHER INFORMATION

         ITEM 2.      Changes in Securities and Use of Proceeds                          15

         ITEM 5.      Other Information                                                  15

         ITEM 6.      Exhibits and Reports on Form 8-K                                   16

         SIGNATURES                                                                      17

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

                              Auspex Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                     ASSETS

                                                 March 31, 2000    June 30, 1999
--------------------------------------------------------------------------------
                                                   (Unaudited)
Current Assets
   Cash and cash equivalents                         $ 32,386        $ 26,592
   Short-term investments                               7,667          16,045
   Accounts receivable, net                            17,413          20,374
   Inventories                                          5,422          10,905
   Income tax receivable                                   --           4,865
   Prepaid expenses and other                           4,147           5,054
                                                     --------        --------
      Total current assets                             67,035          83,835
                                                     --------        --------
Property and equipment, net                            16,959          28,841
Other assets                                            2,159           2,372
                                                     --------        --------
     Total assets                                    $ 86,153        $115,048
                                                     ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 March 31, 2000    June 30, 1999
--------------------------------------------------------------------------------
Current Liabilities
  Accounts payable                                   $ 11,029        $ 13,316
  Accrued liabilities                                  22,743          11,975
  Deferred revenue                                      9,263           9,276
                                                     --------        --------
   Total current liabilities                           43,035          34,567
                                                     --------        --------
Long Term Liabilities
   Deferred revenue                                     1,029           1,304
                                                     --------        --------
Stockholders' equity                                   42,089          79,177
                                                     --------        --------
   Total liabilities and stockholders' equity        $ 86,153        $115,048
                                                     ========        ========



   The accompanying notes are an integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.
                 Condensed Consolidated Statements of Operations

                                                        Three Months Ended                     Nine Months Ended
                                                   March 31,          March 31,           March 31,           March 31,
                                                     2000               1999               2000               1999
-----------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)          (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Revenues
  Product revenue                                  $ 14,501           $ 18,551           $ 49,158           $ 62,934
  Service revenue                                     6,861              8,218             20,980             24,456
                                                   --------           --------           --------           --------
    Total revenues                                   21,362             26,769             70,138             87,390
                                                   --------           --------           --------           --------
Cost of Revenues
  Cost of product revenue                            12,087              9,987             32,113             32,465
  Cost of service revenue                             7,622              5,598             20,828             17,067
                                                   --------           --------           --------           --------
    Total cost of revenues                           19,709             15,585             52,941             49,532
                                                   --------           --------           --------           --------
    Gross margin                                      1,653             11,184             17,197             37,858
                                                   --------           --------           --------           --------
Operating Expenses
  Selling, general and administrative                15,567             13,701             43,759             38,730
  Engineering and development                         8,578              9,026             24,858             26,125
  Restructuring charges                              17,642                  -             17,642                  -
                                                   --------           --------           --------           --------
    Total operating expenses                         41,787             22,727             86,259             64,855
                                                   --------           --------           --------           --------
    Loss from operations                            (40,134)           (11,543)           (69,062)           (26,997)

Other income, net                                       555                652              1,088              1,569
                                                   --------           --------           --------           --------

  Loss before provision
  for income taxes                                  (39,579)           (10,891)           (67,974)           (25,428)

Provision for income taxes                              279                 40                429                107
                                                   --------           --------           --------           --------

Net loss                                           $(39,858)          $(10,931)          $(68,403)          $(25,535)
                                                   ========           ========           ========           ========
Dividends to preferred stockholders                   1,175                  -              1,175                  -

    Loss available to common stockholders          $(41,033)          $(10,931)          $(69,578)          $(25,535)
                                                   ========           ========           ========           ========
Income (loss) per share
  Basic                                            $  (1.45)          $  (0.42)          $  (2.51)          $  (0.99)
                                                   ========           ========           ========           ========
  Diluted                                          $  (1.45)          $  (0.42)          $  (2.51)          $  (0.99)
                                                   ========           ========           ========           ========

Shares used for income (loss) per share
  Basic                                              28,254             26,007             27,672             25,833
                                                   ========           ========           ========           ========
  Diluted                                            28,254             26,007             27,672             25,833
                                                   ========           ========           ========           ========

   The accompanying notes are an integral part of these financial statements.

                              AUSPEX SYSTEMS, INC.
                      Consolidated Statements of Cash Flows

                                                                                      March 31,         March 31,
Nine Months Ended                                                                       2000               1999
-------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                       (Unaudited)        (Unaudited)
Cash Flows from Operating Activities
  Net loss                                                                           $(68,403)          $(25,535)
  Adjustments to reconcile net loss
  to net cash used in operating activities
    Restructuring charge                                                               17,642                  -
    Depreciation and amortization                                                       7,274             10,885
    Changes in assets and liabilities
      Decrease in accounts receivable                                                   2,961              1,172
      (Increase) decrease in inventories                                                3,366             (2,782)
      Decrease in income tax receivable                                                 4,865             11,125
      Decrease in prepaid expenses and other                                            1,120              1,493
      Increase (decrease) in accounts payable                                          (2,287)             2,028
      Increase in accrued liabilities                                                   2,568                234
      Decrease in deferred revenue                                                       (288)            (1,212)
                                                                                      -------             ------
      Net cash used in operating activities                                           (31,182)            (2,592)
                                                                                      -------             ------
Cash Flows from Investing Activities
  Purchases of available-for-sale short-term investments                               (4,812)           (30,969)
  Proceeds from sales/maturities of available-for-sale short-term investments          13,253             39,485
  Purchase of property and equipment                                                   (2,756)            (9,538)
                                                                                      -------             ------
   Net cash provided by (used in) investing activities                                  5,685             (1,022)
                                                                                      -------             ------
Cash Flows from Financing Activities
  Principal payments on capital lease obligations                                         (13)               (13)
  Proceeds from sale and lease back of equipment                                            -              5,250
  Proceeds from sale of common and preferred stock, net                                31,221              1,633
                                                                                      -------             ------
   Net cash provided by financing activities                                           31,208              6,870
                                                                                      -------             ------
Effect of exchange rate changes on cash                                                    83                 73
                                                                                      -------             ------
Net Increase in Cash and Cash Equivalents                                               5,794              3,329

Cash and Cash Equivalents, Beginning of Period                                         26,592             23,312
                                                                                      -------             ------
Cash and Cash Equivalents, End of Period                                             $ 32,386           $ 26,641
                                                                                      =======             ======

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

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position as of the dates and results of operations for the periods indicated.

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

        The results of operations for the three months and nine months ended March 31, 2000, are not necessarily indicative of results for the entire fiscal year ending June 30, 2000. (See "Factors That May Affect Future Operating Performance" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

        Prior to the first quarter of fiscal 2000, the Company's fiscal year ended on the last day of the quarter within the year ended June 30. Beginning fiscal year 2000, the Company is operating and reporting on a 52-53 week fiscal year. Accordingly, the Company's fiscal year 2000 will end on July 1, 2000. The Company's fiscal quarters end on the Saturday of the thirteenth week of the quarter. For presentation purposes, the financial statements reflect the calendar month-end date. The change in reporting periods did not have a material effect on the accompanying financial statements for the first three quarters of fiscal 2000.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Substantially all cash equivalents consist of investments in certificates of deposits, money market deposits and U.S. agency bonds with original maturities of three months or less. Substantially all short-term investments consist of certificates of deposits, commercial paper and U.S. agency bonds, which the Company intends to hold between three and twelve months.

3. NON-CASH INVESTING ACTIVITIES

        Net inventory capitalized into property and equipment was $2,036,000 and $5,185,000 for the nine months ended March 31, 2000 and 1999, respectively.

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

                                                           Three Months Ended               Nine Months Ended
                                                      March 31,        March 31,        March 31,        March 31,
                                                        2000             1999             2000             1999
                                                      ---------        ---------        ---------        ---------
Net loss                                              $(39,858)        $(10,931)        $(68,403)        $(25,535)
                                                      =========        =========        =========        =========
Basic Earnings Per Share
  Income (loss) available to common stockholders      $(41,033)        $(10,931)        $(69,578)        $(25,535)
  Weighted average common shares outstanding            28,254           26,007           27,672           25,833
                                                      ---------        ---------        ---------        ---------
Basic earnings (loss) per share                       $  (1.45)        $  (0.42)        $  (2.51)        $  (0.99)
                                                      =========        =========        =========        =========
Diluted Earnings Per Share
  Income (loss) available to common stockholders      $(41,033)        $(10,931)        $(69,578)        $(25,535)
                                                      =========        =========        =========        =========

  Weighted average common shares outstanding            28,254           26,077           27,672           25,833
  Dilutive potential common shares from stock
  options                                                    -                -                -                -
                                                      ---------        ---------        ---------        ---------

  Weighted average common shares and dilutive
  potential common shares                               28,254           26,077           27,672           25,833
                                                      ---------        ---------        ---------        ---------

  Diluted earnings (loss) per share                   $  (1.45)        $  (0.42)        $  (2.51)        $  (0.99)
                                                      =========        =========        =========        =========


        All weighted average stock options outstanding during the three months ended March 31, 2000 and 1999 of 4,788,483 and 4,056,294 shares, respectively, were excluded from the computation of diluted earnings per share because the effect of including them would have been antidilutive due to the loss available to common stockholders. All weighted average stock options outstanding during the nine months ended March 31, 2000 and 1999 of 3,746,616 and 3,595,608 shares, respectively, were excluded from the computation of diluted earnings per share because the effect of including them would have been antidilutive due to the loss available to common stockholders.

6. INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):


                                                              March 31, 2000   June 30, 1999
                                                              --------------   -------------
Purchased materials                                               $ 2,149        $ 4,158
Systems in process                                                  2,604          4,044
Finished goods                                                        669          2,703
                                                                  -------        -------
       Total inventories                                          $ 5,422        $10,905
                                                                  =======        =======


        Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at March 31, 2000 and June 30, 1999.

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

7. COMPREHENSIVE INCOME

        The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997 and has restated information for all prior periods reported below to conform to this standard. The following table sets forth the components of other comprehensive income (loss) as follows (in thousands):

                                                       Three Months Ended,                Nine Months Ended,
                                                    March 31,        March 31,        March 31,        March 31,
                                                      2000             1999             2000             1999
                                                    --------         --------         --------         --------
Net loss                                            $(39,858)        $(10,931)        $(68,403)        $(25,535)
Other comprehensive income (loss):
    Unrealized holding gains (losses)
      on available-for-sale securities                    11                6               13              (36)
    Foreign currency translation adjustments             308             (240)              83               73
                                                    --------         --------         --------         --------
Comprehensive loss                                  $(39,539)        $(11,165)        $(68,307)        $(25,498)
                                                    ========         ========         ========         ========


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

        The Company, which operates in one reportable industry segment, develops, manufactures, distributes and supports a line of multi-protocol high performance network file servers and high availability enterprise data management software solutions for storing, serving and managing multiple terabytes of network data for the technical network market.

        Revenues and long-lived assets by geography (net of accumulated depreciation) consisted of the following for the quarters ended (in thousands):

                               March 31, 2000                 March 31, 1999
                          ------------------------      ------------------------
                                        Long Lived                    Long Lived
                          Revenue         Assets        Revenue         Assets
                          -------        -------        -------        -------
United States ....        $13,005        $15,852        $18,407        $30,324
Europe ...........          3,776            736          4,022            740
Pacific Rim ......          3,957            371          3,515            251
Canada ...........            624              -            825              2
                          -------        -------        -------        -------
      Total ......        $21,362        $16,959        $26,769        $31,317
                          =======        =======        =======        =======


        One customer accounted for 18% of total revenues during three months ended March 31, 2000. One customer accounted for 17% of total revenues during three months ended March 31, 1999.

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

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is currently evaluating the effect that such adoption may have on the consolidated results of operations and financial position and may be required to adopt SAB 101 in the fourth quarter of fiscal 2000.

10. RESTRUCTURING COSTS

        In the quarter ended March 31, 2000, the Company recorded restructuring charges totalling $17.6 million. These charges reflect steps the Company is taking to strengthen its competitiveness in the growing Network Attached Storage market, streamline operations and reduce overall costs. The restructuring charges are comprised primarily of $3.8 million for reduction of personnel and $13.6 million to retire excess equipment and other assets related to the restructuring of company operations. In connection with the restructuring charges taken in the quarter ended March 31, 2000, the Company terminated 169 employees on April 12, 2000 and will consolidate all of its Santa Clara activities into one facility. The Company anticipates that the implementation of the restructuring plan will be substantially complete by the end of May 2000.

The following table summarizes the Company's restructuring activity for the third quarter ended March 31, 2000 (in thousands):

                                           Severance        Excess Equipment
                                          and Benefits      and Other Assets          Other               Total
                                          ------------      ----------------         --------            --------
Restructuring charges                       $  3,800            $ 13,642             $    200            $ 17,642
Non-cash charges                                   -              (9,429)                   -              (9,429)
                                            --------            --------             --------            --------
Reserve balances, March 31, 2000            $  3,800            $  4,213             $    200            $  8,213
                                            ========            ========             ========            ========


11. PREFERRED STOCK

        On January 18, 2000, the Company sold $25 million of its Series B Convertible Preferred Stock to four institutional investors in a private placement. The Series B Convertible Preferred Stock is non-voting, carries a 7% per annum cumulative dividend, which may be paid in cash or Common Stock, and is convertible into the Company's Common Stock at an 8% discount. In connection with the sale, the Company issued four-year warrants to purchase an aggregate of 1,605,136 shares of the Company's Common Stock at a price of $8.5663 per share. During the quarter ended March 31, 2000, the Company recorded $1,175,000 in dividends to holders of the Series B Convertible Preferred Stock as a result of the 7% dividend, the 8% conversion discount and the warrants. For more information with respect this transaction, see Item 2 of Part II of this report.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Total revenues for the third quarter of fiscal 2000, ended March 31, 2000, were $21.4 million, a decrease of 20% compared to total revenues of $26.8 million in the third quarter of fiscal 1999. Total revenues for the nine months ended March 31, 2000 were $70.1 million, a decrease of 20% compared to total revenues of $87.4 million for the nine months ended March 31, 1999.

        Product revenues for the third quarter of fiscal 2000 were $14.5 million or 68% of total revenues compared to $18.6 million or 69% of total revenues in the third quarter of fiscal 1999. Product revenues for the nine months ended March 31, 2000 were $49.2 million or 70% of total revenues compared to $62.9 million or 72% of total revenues for the nine months ended March 31, 1999. Revenues from system sales accounted for 41% of total revenues during the third quarter of fiscal 2000 and 42% for the third quarter of fiscal 1999, while revenues from upgrades, add-on options and software license agreements comprised 27% of total revenues during the third quarter of fiscal 2000 and 1999, respectively. Service revenues for the third quarter of fiscal 2000 were $6.9 million or 32% of total revenues compared to 31% in the third quarter of fiscal 1999. Service revenues for the nine months ended March 31, 2000 were $21.0 million or 30% of total revenues compared to $24.5 million or 28% for the nine months ended March 31, 1999. Geographically, North America accounted for 64% and 71% of total revenues in the third quarters of fiscal 2000 and 1999, respectively; the Pacific Rim accounted for 19% and 13% in the third quarters of fiscal 2000 and 1999; and Europe accounted for 18% and 16% in the third quarters of fiscal 2000 and 1999, respectively. The decrease in revenues was attributable to a slow down in the customer upgrading of Legacy product that has not been offset by customer upgrading of the NS2000 product and the lower than expected acceptance by the market of our NS2000 product. In addition, we have reduced our average selling price as a result of competitive pressure.

        Gross margin was 8% of net revenues in the third quarter of fiscal 2000 compared with 42% in the third quarter of fiscal 1999. For the nine months ended March 31, 2000 and 1999, gross margins were 25% and 43%, respectively. Product gross margin decreased to 17% in the third quarter of fiscal year 2000 from 46% in the third quarter of fiscal year 1999. The decline in gross margin was partly attributable to an increase in revenue from indirect channels. Furthermore, gross margin was impacted by operational inventory and other asset write-offs of $3.7 million during the quarter ended March 31, 2000.

        Service gross margin was <11%> in the third quarter of fiscal year 2000 as compared to 32% in the third quarter of fiscal year 1999. The decline in gross margin was due to a decline in revenue and an increase in costs related to the transition to the NS2000 product. The cost increases are related to retention plans for key employees and an operational write-off of spares inventory.

        Selling, general and administrative expenses during the third quarter of fiscal 2000 totaled $15.6 million, an increase of 14% from $13.7 million in the corresponding period of the prior fiscal year, and comprised 73% and 51% of total revenues, respectively. For the nine months ended March 31, 2000, selling, general and administrative expenses totaled $43.8 million, an increase of 13% from $38.7 million for the nine months ended March 31, 1999, and were 62% and 44% of total revenues for the first nine months of fiscal years 2000 and 1999, respectively. The increase in absolute dollars for the comparison periods can be attributed to increased commission programs plus higher recruiting costs. The increase in selling, general and administrative expenses as a percentage of revenues for the comparison periods was impacted by lower revenues in the third quarter and the first nine months of fiscal 2000.

        Engineering and development expenses during the third quarter of fiscal 2000 were $8.6 million, a decrease of 4% from $9.0 million in the corresponding period of the prior fiscal year, and comprised 40% and 34% of total revenues, respectively. For the nine months ended March 31, 2000, engineering and development expenses were $24.9 million, a decrease of 5% from $26.1 million for the nine months ended March 31, 1999, and were 35% and 30% of total revenues for the first nine months of fiscal years 2000 and 1999, respectively. This increase in engineering and development expenses as a percentage of revenues was primarily due to lower revenues in the third quarter and the first nine months of fiscal 2000.

        In the quarter ended March 31, 2000, the Company recorded restructuring charges totalling $17.6 million. These charges reflect steps the Company is taking to strengthen its competitiveness in the growing Network Attached Storage market, streamline operations and reduce overall costs. The restructuring charges are comprised primarily of $3.8 million for reduction of personnel and $13.6 million to retire excess equipment and other assets related to the restructuring of company operations. In connection with the restructuring charges taken in the quarter ended March 31, 2000, the Company terminated 169 employees on April 12, 2000 and will consolidate all of its Santa Clara activities into one facility. The Company anticipates that the implementation of the restructuring plan will be substantially complete by the end of May 2000.

        Loss from operations for the third quarter of fiscal 2000 was $40.1 million, compared with $11.5 million in the third quarter of fiscal year 1999. These operating losses were primarily due to a one-time restructuring charge of $17.6 million, operational write-offs of $3.7 million, lower revenues and margins and increased selling, general and administrative expenses.

        During the quarter ended March 31, 2000, the Company recorded $1,175,000 in dividends to holders of the Series B Convertible Preferred Stock as a result of the 7% dividend, the 8% conversion discount and the warrants.

        The Company's income tax rate for the third quarter and first nine months of fiscal 2000 and 1999 was essentially 0%. The Company's tax provision includes state and minimum statutory taxes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash, cash equivalents and short-term investments decreased by $2.6 million to $40.1 million for the nine months ended March 31, 2000. The Company used approximately $31.2 million in cash from operating activities in the first nine months of fiscal 2000, which included a loss from operations of $43.5 million, after depreciation and amortization and restructuring charges which are partially offset by the collection of income tax refunds, accounts receivable and an increase in accrued liabilities. The Company's primary investing activities included the purchase of available-for-sale short-term investments of $4.8 million and additional property and equipment of $2.8 million, offset by the sale/maturity of available-for-sale short-term investments of $13.3 million. Lastly, the Company's primary financing activities included a preferred stock dividend payable of $1.2 million offset by proceeds from the sale of its Common Stock pursuant to employee benefit plans of $7.4 million and proceeds of $25 million from the sale of preferred stock in a private placement.

        At March 31, 2000, the Company's principal sources of liquidity included $40.1 million in cash, cash equivalents and short-term investments and net $11.3 million available under a secured United States currency bank line of credit, expiring December 22, 2002. At March 31, 2000, the Company had commitments against the line of credit, for letters of credit totalling $3.7 million.

        Based on its current operating plans, the Company believes that its existing cash, cash equivalents, and short-term investments will be adequate to meet its working capital and capital expenditure requirements at least through the next 12 months. *

FACTORS THAT MAY AFFECT FUTURE RESULTS

        RISKS OF THE RESTRUCTURING PLAN

        The Company is implementing a restructuring plan that includes a significant reduction in force and a consolidation of Santa Clara based operations into one building. While management believes these measures are necessary and that the reduction in force was not so great as to impair any of the critical functions of the Company, the Company's inability to retain and recruit employees with critical skills in the future could have a negative impact on future results.

        POTENTIAL SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS

        The Company's operating results may fluctuate significantly from quarter to quarter due to a combination of factors. These factors include the timing of orders and shipments, the timing of new product introductions by the Company or its competitors, the mix of distribution channels through which the Company's products are sold, and the Company's ability to align its expense levels with changing revenue levels. The Company generally realizes higher gross margins on sales of systems to end users and on single-system sales than on systems sold through distributors and OEMs and on multiple-system sales. In addition, given the Company's focus on highly configured enterprise class systems, the loss or delay in a given quarter of a relatively limited number of system sales could adversely affect the Company's revenues.

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

        COMPETITIVE MARKET

        The market for the Company's products is highly competitive. The Company experiences substantial competition, principally from Sun Microsystems, Network Appliance Corporation, EMC Corporation, Hewlett-Packard Company and SGI, among others. Some companies have introduced proprietary products to provide network attached storage. Most of the Company's competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its products are competitive, price competition in the markets for the Company's products is intense. Any material reduction in the price of the Company's products without corresponding decreases in manufacturing costs and increases in unit volume would negatively affect gross margins, which could in turn have a material adverse effect on the Company's business, financial condition and results of operations. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base of customers, including additional processors, memory and disk drives. Increased competition for the Company's products that results in lower product sales could also adversely impact the Company's upgrades sales. In addition, decisions by customers not to increase capacity of their current systems could adversely impact the Company's revenues and results of operations. The Company's ability to maintain its competitive position will depend upon, among other factors, its success in anticipating industry trends, investing in product research and development, developing new products with improved price/performance characteristics and effectively managing the introduction of new products into targeted markets.


* See "Forward-Looking Statements" on page 9.

        MANAGEMENT IN TRANSITION; EMPLOYEE TURNOVER

        Competition for employees with technical, management and other skills is intense in the computer industry and is particularly intense in the San Francisco Bay Area. The Company has recently encountered some difficulties in fulfilling its hiring needs and retaining key employees in this employment market, and there can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future. The Company's failure to retain the services of key personnel or to attract additional qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has experienced turnover of several senior members of management. In particular, on February 15, 2000, Mr. Gary J. Sbona replaced Mr. Bruce N. Moore as the Company's Chief Executive Officer and Chairman of the Board of Directors, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the agreement, Regent Pacific will provide management services to the Company, including the services of Mr. Sbona as Chief Executive Officer, one of a five person Regent Pacific management team. The agreement has a one year term and may be cancelled by the Company after expiration of the initial 26 week period, with a minimum compensation to Regent Pacific of $1,950,000 for that initial period. We rely on Regent Pacific Management Corporation for the management of Auspex and the loss of these services could adversely affect our business.

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

        NEW PRODUCTS

        New product introductions by the Company or its competitors carry the risk that customers could delay or cancel orders for existing products pending shipment of the new products. For instance, product transition issues had an adverse impact on North America and Europe revenue in the first nine months of fiscal 2000 and entire fiscal 1999. The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis. There can be no assurance that the Company will not experience difficulties that delay or prevent the successful development, introduction or marketing of these products and enhancements or that these new products and enhancements will adequately address market requirements, achieve market acceptance or generate substantial sales. Additionally, delays in the launch or lack of availability of new products could have a material adverse effect on the Company's business, financial condition and results of operations.

        DEPENDENCE ON ESTABLISHED STANDARDS

        The rapid emergence of new or alternate standards such as Linux, which replace or diminish the market acceptance of UNIX operating systems, Network File System (NFS) or Windows NT, on which the Company's products are currently based, could materially and adversely affect the Company's results of operations unless the Company is able to incorporate any such standards in the Company's products in a timely manner.


* See "Forward-Looking Statements" on page 9.

        DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

        For the three months ended March 31, 2000, direct sales of products and services to one customer represented approximately 18% of the Company's revenues. For the three months ended March 31, 1999, direct sales of products and services to one customer represented approximately 17% of the Company's revenues. Customers are not obligated to purchase any minimum level of products from the Company. However, significant reductions in product sales to certain key customers would materially and adversely affect the Company's business, financial condition and results of operations.

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

        EXCESS OR OBSOLETE INVENTORY

        Managing the Company's inventory of components and finished products is a complex task. A number of factors, including, but not limited to, the need to maintain a significant inventory of certain components which are in short supply or which must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in the Company maintaining large amounts of inventory. Other factors, including changes in market demand and technology, may cause inventory to become obsolete. Any excess or obsolete inventory could result in sales price reductions and/or inventory write-downs, which in turn could adversely affect the Company's business and results of operations.

        RISKS OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

        During the nine months ended March 31, 2000 and 1999, approximately 36% and 32%, respectively, of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business.* Nonetheless, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful.

        The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, the Company experienced a decrease in revenues from the Pacific Rim during the six months ended December 31, 1999 due to continued weakness in the Japanese economy. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. Continued increases in the value of the U.S. dollar relative to foreign currencies will make the Company's products sold internationally less price competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. The Company's international business may further be affected by risks such as trade restrictions, increase in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of whom are entitled to carry products of the Company's competitors. There can be no assurance that any of the foregoing risks or issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

* See "Forward-Looking Statements" on page 9.

        STOCK MARKET FLUCTUATIONS

        In recent years, the stock market in general and the market for technology stocks in particular, including the Company's Common Stock, have experienced extreme price fluctuations. The market price of the Company's Common Stock may be significantly affected by various factors such as quarterly variations in the Company's operating results, changes in revenue growth rates for the Company as a whole or for specific geographic areas or products, changes in earning estimates by market analysts, the announcements of new products or product enhancements by the Company or its competitors, speculation in the press or analyst community, and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future.

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

        YEAR 2000 COMPLIANCE

        To date, the Company has not incurred material costs associated with Year 2000 compliance nor any disruption with vendors or operations. Furthermore, the Company believes that any future costs associated with Year 2000 compliance efforts will not be material. *

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

        INTEREST RATE RISK

        There were no material changes during the third quarter of fiscal 2000 to the Company's exposure to market risk for changes in interest rates.

        FOREIGN CURRENCY EXCHANGE RISK

        There were no material changes during the third quarter of fiscal 2000 to the Company's foreign currency hedging programs.

* See "Forward-Looking Statements" on page 9.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        (b) On January 18, 2000 the Registrant sold and issued $25 million of Series B Convertible Preferred Stock in a private placement to four institutional investors. Each share of this stock has a liquidation value of $1,000 and pays annual dividends of 7% on a quarterly basis, payable in cash or stock. Each share of Series B Preferred Stock is nonvoting and is convertible into Common Stock on the basis summarized below and as set forth in detail in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on January 18, 2000 (see Exhibit 2.1 to this report). The Series B Convertible Preferred Stock must be either redeemed or converted by January 18, 2002. As a result of the liquidation preference of the Series B Convertible Preferred Stock, the assets available for distribution to holders of common stock would be reduced in certain events. Additionally, conversion of the Series B Preferred Stock will dilute the interests of the holders of common stock.

        (c)(i) Concurrently with the issuance of the Series B Convertible Preferred Stock described in the preceding paragraph, the Registrant also issued to the same investors four-year warrants to purchase 1,605,136 shares of common stock of the Registrant (see Exhibit 3.1 to this report). The consideration for the issuance of the Preferred Stock and warrants was $25,000,000 in cash. The Registrant issued the Preferred Stock and warrants under the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each of the investors represented that it was acquiring the securities for investment and with no view to distribution thereof. The securities bore appropriate legends restricting their transfer without compliance with the registration provisions of the Securities Act or an exemption therefrom.

        (ii) The warrants are initially exercisable at a price of $8.5663 per share. The exercise price for the warrants will be adjusted downward if the average of closing bid price of the Registrant's common stock for the 10 trading days after January 18, 2001 is less than $7.785. In addition, the exercise price of the warrants and the number of shares issuable upon exercise of the warrants are subject to certain anti-dilution adjustments.

        (iii) The Series B Convertible Preferred Stock may be converted into common stock at a conversion price into equal to 92% of the average closing price of the Registrant's common stock on the four trading days preceding conversion, provided that the conversion price may not exceed $14.211. Prior to January 18, 2001, the holders of the Series B Convertible Preferred Stock may not voluntarily convert their stock except (i) if, on the date of conversion, the price of Registrant's common stock on 10 of the 15 preceding trading days has been less than $4.1875, (ii) if, on the date of conversion, the price of the Registrant's common stock on 15 of the 20 preceding trading days has exceeded $10.4688 and (iii) under certain other limited conditions. Prior to January 18, 2001, the Registrant may require the holders of the Series B Convertible Preferred Stock to convert their stock provided that a registration statement is in effect with respect to the stock issuable upon conversion and certain other conditions are met.

ITEM 5.  OTHER INFORMATION

        a. Effective February 15, 2000, Bruce N. Moore, President and Chief Executive Officer, resigned from the Company. Subsequently, on April 20, 2000, the Senior Vice President of Engineering, resigned from the Company.

        b. On February 15, 2000, the Company announced that it had entered into a one-year agreement with Regent Pacific Management Corporation. Regent Pacific will provide the services of Gary J. Sbona as Chairman of the Board and Chief Executive Officer as well as the services of other principals of Regent Pacific as part of the Company's management team.

        c. On February 15, 2000, K. C. Powell and John E. McNulty were appointed to the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a.     Exhibits

               3.1 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on January 18, 2000 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated January 19, 2000)

               4.1 Form of Warrant to Purchase Common Stock dated January 18, 2000, issued to certain investors (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 19, 2000).

               10.1 Registration Rights Agreement, dated as of January 18, 2000, between Registrant and the investors named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated on January 19, 2000).

               10.2 Securities Purchase Agreement, dated as of January 18, 2000, between Registrant and the investors listed on the Schedule of Buyers attached thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated on January 19, 2000).

               10.2 Retainer Agreement between Company and Regent Pacific Management Corporation, effective February 15, 2000.

               10.4 Employee Stock Option Agreement, as amended, dated April 18, 2000 between Registrant and Gary J. Sbona.

               27     Financial Data Schedule

        b.     Reports on Form 8-K

                      The Registrant filed a Current Report on Form 8-K dated January 19, 2000 which reported under "Item 5. Other Events."

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date       May 11, 2000                   /s/ PETER R. SIMPSON
     -------------------------------      --------------------------------------
                                          Peter R. Simpson
                                          Chief Financial Officer

                              AUSPEX SYSTEMS, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000



                                                                                    Sequentially
Exhibit           Description                                                       Numbered Page
-------           -----------                                                       -------------
3.1     Certificate of Designations, Preferences and Rights of Series B                   18
        Convertible Preferred Stock as filed with the Secretary of State of the
        State of Delaware on January 18, 2000 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated
        January 19, 2000).

4.1     Form of Warrant to Purchase Common Stock dated January 18, 2000, issued           19
        to certain investors (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 19, 2000).

10.1    Registration Rights Agreement, dated as of January 18, 2000, between              20
        Registrant and the investors named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K
        dated on January 19, 2000).

10.2    Securities Purchase Agreement, dated as of January 18, 2000, between              21
        Registrant and the investors listed on the Schedule of Buyers attached thereto (incorporated herein by reference to Exhibit 10.2 to the
        Registrant's Current Report on Form 8-K dated on January 19, 2000).

10.3    Retainer Agreement between Company and Regent Pacific Management                  22
        Corporation, effective February 15, 2000.

10.4    Employee Stock Option Agreement, as amended, dated April 18, 2000                 23
        between Registrant and Gary J. Sbona.

27      Financial Data Schedule                                                           24