Form 10-K
period 2000-06-30
AUSPEX SYSTEMS INC
filed 2000-09-28
CIK 860749

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                              2800 SCOTT BOULEVARD
                         SANTA CLARA, CALIFORNIA 95050
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 566-2000
                           WEB SITE (WWW.AUSPEX.COM)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE

                        PREFERRED SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

     As of September 15, 2000, 32,935,287 shares of Common Stock of Registrant were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on September 15, 2000 of $8.19 per share) was approximately $146,441,142.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on November 14, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   BUSINESS....................................................     1
          The Company.................................................     1
          Markets and Customers.......................................     2
          Products....................................................     2
          Optional NS2000 Software....................................     4
          Technology..................................................     5
          Legacy models...............................................     6
          Distribution................................................     6
          Customer Service and Support................................     6
          Manufacturing...............................................     7
          Engineering and Development.................................     7
          Competition.................................................     8
          Intellectual Property and Licenses..........................     8
          Employees...................................................     8
          Executive Officers of the Company...........................     9
Item 2.   PROPERTIES..................................................    10
Item 3.   LEGAL PROCEEDINGS...........................................    10
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    11

PART II
Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.........................................    12
Item 6.   SELECTED FINANCIAL DATA.....................................    13
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................    14
          Results of Operations.......................................    14
          Revenues....................................................    14
          Gross Margin................................................    15
          Operating Expenses..........................................    15
          Other Income................................................    16
          Provision for Income Taxes..................................    16
          Quarterly Results of Operations.............................    17
          Liquidity and Capital Resources.............................    17
          Factors That May Affect Future Results......................    18
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISKS.......................................................    22
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    23
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................    23

PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    23
Item 11.  EXECUTIVE COMPENSATION......................................    23
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................    23
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    23

                                                                        PAGE
                                                                        ----
PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................    24
          (a) 1. FINANCIAL STATEMENTS.................................    24
          2. FINANCIAL STATEMENT SCHEDULES............................    24
          3. EXHIBITS.................................................    24
          (b) REPORTS ON FORM 8-K.....................................    27
SIGNATURES............................................................    28
POWER OF ATTORNEY.....................................................    28
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..............................    29
CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS.............................    47
SUPPLEMENTAL SCHEDULES................................................    48

                             INTRODUCTORY STATEMENT

     References made in this Annual Report on Form 10-K to "Auspex," the "Company," or the "Registrant" refer to Auspex Systems, Inc. and its wholly owned subsidiaries. AUSPEX, the Auspex logo design, DataGuard, DriveGuard, FMK, FMP, Functional Multi-Processing, Functional Multi-Processing Kernel, Functional Multi-Processor, Functional Multiprocessor NS5000 and ServerGuard are registered trademarks of the Company. Auspex 4Front, Auspex Control Points, All the Data All the Time, ClusterGuard, Continuous Data Access, Data Xcelerator Engines, DataXpress, DataXpress kernel, FastFlo File System, NetOS, NetServer, NeTservices, Playground, ServerGuard Global, Thrive Carefully, TurboCopy, Web-Attached Storage logos and XceleRAID are trademarks of the Company.

                           FORWARD-LOOKING STATEMENT

     FROM TIME TO TIME, THE COMPANY MAY PUBLISH STATEMENTS THAT ARE NOT HISTORICAL FACTS BUT ARE FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL DEVELOPMENTS, NEW PRODUCTS, ENGINEERING AND DEVELOPMENT ACTIVITIES AND SIMILAR MATTERS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS "INTENDED," "EXPECTS," "ANTICIPATES" AND "IS (OR ARE) EXPECTED (OR ANTICIPATED)." THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE IDENTIFIED WITH AN ASTERISK (*) SYMBOL. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF AUSPEX SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-K, INCLUDING FACTORS THAT MAY AFFECT FUTURE RESULTS. AUSPEX MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN AUSPEX'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. AUSPEX DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF AUSPEX.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Auspex was formed in 1987 and was incorporated in Delaware in 1991. The Company develops, manufactures, distributes and supports a line of multi-protocol (NFS(1), CIFS(2) and FTP(3)) Network Attached Storage devices, also referred to as network file servers, which include specialized software for storing, serving and managing network data.

---------------

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

(3) FTP ("File Transfer Protocol") is a standard protocol commonly used to retrieve or store files on network file servers. FTP is supported on UNIX, Windows, VMS, Macintosh and other popular desktop computers. Storage devices also referred to as network file servers which include specialized software for storing, serving and managing network data.

     In fiscal 2000, the Company's product revenue shifted from its legacy products to its newly introduced 4Front(TM) NS2000 Network Attached Server family of products. Because of the lower than expected market acceptance of these new products, the Company reorganized and restructured in order to focus on increasing their acceptance while operating at a substantially reduced expense rate. By fiscal 2000 year end, the restructuring of the Company was essentially complete and the operating expenses run rate was reduced by over $40 million per year. The Company has retained the services of Regent Pacific Management, Inc. to provide management consulting services including the services of Gary J. Sbona, as Chief Executive Officer and the Chairman of the Board of Directors, and the services of a number of other senior executives. Additional strengthening of the organization is continuing, particularly in the areas of sales, marketing and engineering.

     The Company's objective is to deliver mission-critical network data-access solutions across heterogeneous platforms (UNIX, Windows NT). The Company characterizes its new and broader vision as "All the data, All the time"(TM), which reflects Auspex's key business objectives of reliability, scalability, network input/output ("I/O") performance and customer support.

     The Company's heritage is based on the creation of a specialized device -- the industry's first "thin" server or specialized file server -- which utilizes highly efficient software to optimize I/O performance. The primary market for the Company's product was known as the file server market, which today is known as the Network Attached Storage (NAS) market. A leading independent industry analyst projects that the segment of the NAS market served by Auspex will grow from $1.2 billion in calendar year 2000 to almost $6 billion by the calendar year 2004 (Source: Gartner Group, June 2000).*

MARKETS AND CUSTOMERS

     Historically, the Company's customer base has been largely comprised of Fortune 1000 customers in the enterprise technical computing market. Auspex has gained twelve years of networking expertise in this market by delivering enterprise class data availability and scalability solutions. Auspex believes this experience is a key competitive differentiator compared to mid-range NAS appliance and general-purpose server companies that may be looking to establish a position in the high-growth NAS market.

     As of June 30, 2000, approximately 2,954 Auspex NetServers had been shipped to over 517 customers worldwide. As a reflection of the NetServer's particular suitability to the performance requirements of large-scale client/server systems, networks supporting more than 50 users account for more than 80% of the Company's installed base. Within the NAS market, NetServers are used most commonly for the following applications: software development, electronic design analysis ("EDA"), seismic and geophysical modeling, scientific and academic research, product design management ("PDM") and mechanical computer-aided design ("MCAD"), technical publishing, financial services and streaming video.

     Sales of products and services to the following customers accounted for 10% or more of total revenues in the periods indicated: fiscal 1998 -- Intel (20%); and fiscal year 1999 -- Intel (20%); in fiscal 2000, there were no customers that accounted for 10% or more of total revenues. There can be no assurance that sales of products and services to these customers will not decline, either in absolute dollar amounts or as a percentage of total revenues, in future periods and that any such declines will not have a material adverse effect on the Company's results of operations.*

PRODUCTS

     At the end of fiscal 1999, the Company introduced its new generation of NAS products, the 4Front(TM) NS2000. By the end of fiscal 2000, 254 systems had been shipped to 113 customers. The new system architecture is designed to store, manage and deliver data to network clients with a continual focus on reliability, scalability, UNIX/Windows NT file sharing and price/performance. The new 4Front(TM) NS2000 hardware design is based on industry standard hardware integrated into a simple, yet powerful storage area

---------------

*See "Forward-Looking Statement" on page 1.

network consisting of an UltraSPARC Host Processor Node and one or more I/O Nodes interconnected thru a Scalable Coherent Interface ("SCI") bus. This storage area network architecture scales to provide large amounts of storage and network connectivity. Each I/O Node supports multiple network connections -- including all common network interfaces -- and connects directly to more than three terabytes of disk storage. A two-node system will support six terabytes, and a three-node system will support nine and one-half terabytes. Auspex has shipped systems with up to three-nodes and tested systems with up to five nodes.

     NetServer NS2000 list prices range from approximately $93,000 to $1.6 million, depending on the configuration. While system price varies considerably according to the configuration purchased and competitive discounting, the average sales price per system in fiscal year 2000 for North American direct sales was approximately $226,500, and for distributor and international sales, approximately $106,300. Lower average sales prices per system for international distributor sales are attributable to the fact that most servers sold through these channels are sold in smaller configurations and at higher discounts.

     The Company's strategy is to introduce new products and offer upgrades to existing products periodically.* There can be no assurance that some customers will not cancel orders for existing products or delay orders in anticipation of new product availability, and should cancellations and delays occur, the Company's revenues and operating results could be materially and adversely affected.

     The NS2000 is based on the Company's patented Functional Multi-Processing architecture embodied in the NetOS kernel, which underpins its NAS architecture. NetOS separates network processing from storage processing, thereby facilitating scaling networks and/or storage. It also offers multi-protocol support and provides parallel backup paths for rapid data archiving. This architecture utilizes Functional Multi-Processing, which dedicates processors to specific tasks, such as network protocol processing -- Network File System ("NFS") and Common Internet File System ("CIFS") -- file system management and storage management and control.

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

     The Company has implemented a hardware RAID subsystem leveraging IBM Mylex technology with Auspex's XceleRAID firmware controllers to connect directly into the high-density disk array ("HDDA"). The HDDA provides a very large amount of storage in a package that has the same form factor as the I/O Node itself. All drives in the array are hot-plugable to ensure rapid, on-line replacement in the event of a problem. A single I/O Node maximally configured with three XceleRAID controllers and three HDDAs will support a total of three terabytes of storage, based on using 36-gigabyte drives. A two-node system will support six terabytes, and a three-node system will support nine and one-half terabytes. The Company believes it has one of the highest storage density per footprint in the industry.

     Using this system architecture delivers three key benefits: first, higher reliability, since there is no operating system in the data path; second, seamless growth for networking and storage as users add I/O Nodes to their system configuration; and third, because it appears as a single system image, the system administrator can cost effectively configure for maximum performance based on the application environment.

     The Company believes that the importance of the benefits of its new product to large-scale client/server systems is demonstrated by the fact that over 80% of the approximately 2,954 servers shipped support networks with between 50 and 800 users per server.

---------------

*See "Forward-Looking Statement" on page 1.

OPTIONAL NS2000 SOFTWARE

     There are five software options (DataGuard, NeTservices, NetGuard, TurboCopy, TurboReplicator) that can be purchased with the NS2000. In fiscal 2000, software licenses represented approximately 5% of the Company's revenues.

     The first, DataGuard(TM), allows users to continuously access data in the event of a disruption associated with the host operating system. Because the data movement function is isolated from the Solaris operating system on the host node, file services can continue in the event of a Solaris outage, and total system availability improves.

     The second product, NetServices, delivers seamless and fully secure file sharing between UNIX and Windows NT by strictly adhering to the permissions schemes of both the NFS and CIFS remote file system software. This allows users on NT and UNIX clients and/or applications to access the same files with full locking protection. Sold with over 75% of Auspex servers, NetServices reduces the total cost of ownership relative to replicating data on separate UNIX and Windows NT servers with software that either emulates Windows on UNIX servers or clients or vice versa. While UNIX continues to dominate the back-end, enterprise environments are evolving to include Windows NT clients. Thus, the requirement to integrate Windows (including NT, 98, 95 and Windows for Workgroups) seamlessly into the enterprise has assumed a critical position. Combining Windows and UNIX environments poses the very important data services challenge of having separate, distributed data servers for Windows data, as opposed to consolidating both types of data on a single platform. Significant benefits in the area of performance, data management, availability and file sharing can be obtained by consolidating UNIX and Windows data on a single, enterprise-class file server platform.

     NetServices delivers the Windows NT 4.0 networking environment including directory services, file security and remote administration, that is essential for enterprise-level deployment of Windows-based networks. NetServices is compatible with Windows 2000 clients.

     Auspex believes that NetServices is also the fastest Windows NT server available today, based on independent industry standard benchmarks. The product's ZD NetBench 5.01 test results exceeded 58 megabytes per second throughout. NetServices allows administrators to manage just one physical copy of the shared data, with transparent, secure sharing of individual files by UNIX and Windows NT clients. Because no client software is required, NetServices does not create the additional overhead of per-client administration. Locking mechanisms provide data protection while UNIX and Windows NT clients concurrently access files.

     The third software product, NetGuard, provides for Network Interface Card Failover for the NS2000. Failover in computer systems refers to the ability of one component to seamlessly take over the workload of a failed component of a similar type. The NS2000 design allows for multiple redundant network connections to provide protection in the event of a failed network adapter card. This feature requires support for Cisco Fast EtherChannel, which not only provides port failover but also balances port workloads to the switch.

     The fourth and fifth software products, Turbo Copy and Turbo Replicator, provide for bi-directional transfers between remote NS2000 systems across TCP/IP LAN and WAN network connections. These products allow file systems to be replicated to remote NS2000 servers for disaster recovery and business continuity planning and implementation. TurboCopy software runs on top of optimized NDMP compliant Turbo Replicator software and is managed by a Solaris or NS2000 host Node. Remote replication of file and metadata to remote disks is possible from remote geographies across WANS.

     TurboCopy can also be used to optimize data replication windows. Data can be replicated in parallel on each of three I/O Nodes for a total data replication performance of 270 GB+ per hour when the feature is enabled.

TECHNOLOGY

     Underpinning the NS2000 product line are unique software technologies that are dedicated to optimizing performance at each step of the data delivery chain, including:

     System Management System management for the NS2000 is accomplished through a simple but powerful browser interface, Control Point. Key functions of the file server can be managed locally from the host console or remotely from any compatible browser. Multiple servers can be monitored and managed from the same console if desired. Control Point is implemented entirely in Java, providing for advanced features beyond the abilities of simple HTML management tools, while ensuring portability and ease of use. Command line equivalents are also available for all Control Point functions.

     Data Management The DataXcelerator Engines are a unique data transfer facility that use two data-moving engines, the Block DataXcelerator ("BDX") and the File DataXcelerator ("FDX"), to provide acceleration for system backup and data movement. The Block DataXcelerator provides the capability to stream blocks of data from disk to tape, tape to disk, or disk to disk. BDX provides the foundation for extremely rapid image backup. The File DataXcelerator provides a similar interface that acts at the level of individual files, streaming file data from file to file, from file to tape, or from tape to file. FDX provides the basis for rapid file by file backup to direct-attached tape. The DataXcelerator Engines provide the basis for advanced data management, allowing data to be easily migrated between file systems, between disk volumes, or between Nodes.

     Network Processing The DataXpress Kernel is a very efficient software kernel that interfaces to the network client and acts as the manager of all data requests. DataXpress provides greater software reliability and improved performance. Unlike conventional operating systems, the DataXpress kernel does not use virtual memory. All necessary code is stored in local memory so that it can be immediately executed when needed. Because the kernel working set is typically small, processors get the greatest possible advantage from their built-in instruction caches, typically finding needed code already cached. Therefore, not only does DataXpress avoid disk accesses to retrieve instructions, but it often avoids memory accesses.

     File System Processing The file system plays a critical role in data management. As the demand for disk storage continues to grow, the file system must scale to handle huge file systems, very large files, and very large numbers of files, single directories with thousands of entries and the file semantics and attributes of both UNIX and Windows NT environments. At the same time, the file system must be able to maintain its internal accounting and recover quickly in the event of an unexpected power outage or other failure. Auspex licensed file system technology from PLC and integrated it with the Company's patented NetOS system software for performance, scalability and reliability. Auspex's file system software, FastFLO, uses journaling technology to ensure the file system's structural integrity. It also incorporates advanced software for File Layout Optimization and writes clustering techniques to minimize file fragmentation and enhance read operations. FastFLO supports both UNIX and NT/Windows security and access control natively in the file system. This protects files access security attributes for UNIX and Windows NT files during backup and restore because the attributes are not stored in a separate file, a feature not shared by some NT/Windows emulation software solutions currently on the market.

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

LEGACY MODELS

     The NS8000 NetServer line of products was introduced in the first quarter of fiscal 1999. The NS8000 delivered improved price/performance, higher density disk packaging and new networking capabilities over previous generations. In addition, high-density disk packaging provided a migration path for customers to the Company's next-generation platform, the NS2000. Predecessors of the NS8000 line of products were the NS5000, NS5500, NS6000 and NS7000 NetServers.

     The Company also offers a number of software products in conjunction with these legacy models of NetServers, including, DataGuard,(TM) ServerGuard,(TM) and NeTservices 1.0.

     End of life of the above legacy models of NetServer was announced in fiscal year 2000 and manufacturing of new systems subsequently ceased. Manufacturing of new upgrade hardware will cease in fiscal year 2001. The Company is obligated to provide maintenance services on these products through at least fiscal year 2005. In addition, the Company is currently offering limited upgrade services on these products and may continue to do so depending upon availability of components and other factors.

DISTRIBUTION

     In fiscal 2000, product sales to end users in North America were primarily through a direct sales force. Since the success of the Company's direct sales efforts in North America is dependent in part upon a sophisticated analysis of the customers' networking requirements, resulting in the Company's system engineers working closely with the Company's sales representatives. The Company has a direct sales organization in the United Kingdom, France and Germany, and employs distributors in other selected European markets. In the Pacific Rim, the Company has a sales team to support an indirect sales model.

     In the Pacific Rim, the Company acts primarily through national distributors. For example, in Japan, its major distributors are Fuji Xerox and Nissho. The Company is currently establishing new distributors in Japan, Singapore, Korea, and other Asian countries.

     Auspex believes that the large installed base of UNIX systems in Europe represents a significant opportunity for future NetServer sales.* To address this opportunity, the Company has direct sales and support facilities in the United Kingdom, France and Germany. The Company also has entered into agreements with distributors covering other selected markets in Europe, and has continued to invest in sales and marketing efforts in Europe.

CUSTOMER SERVICE AND SUPPORT

     Auspex's corporate policies are based on a commitment to customer satisfaction and product quality.

     The Company provides customer training, and installs, maintains and supports systems sold directly in North America and Europe. End-user customers purchasing through indirect channels are generally serviced by the Company's distributors or OEMs. In all cases, however, customers have direct access to Auspex service and support through a toll-free telephone hotline available to customers, distributors and service partners. Auspex handles all customer service call management and software support directly through its technical support centers, which are available twenty-four (24) hours a day, three hundred sixty-five (365) days a year, and are staffed by highly trained and experienced technical support engineers.

     Technical support centers are located in Durham, North Carolina and Aldermaston, UK. To supplement direct service and support and to ensure the highest quality service while containing costs, Auspex has entered into a strategic service agreement with NCR Corporation for on-site hardware support in the US and with local service providers in selected geographic areas. The Company's contract provides end users with a warranty for parts and labor on its products, which generally range from ninety (90) days to one year. The Company's warranty policy for product sales other than to end-users depends on the requirements of the

---------------

*See "Forward-Looking Statement" on page 1.

particular distribution channel. The Company offers customers service agreements of varying duration. Service revenue is recognized ratably over the contractual period as service is provided.

MANUFACTURING

     Auspex's manufacturing operations, located in Santa Clara, California, consists of product assurance, quality control and final product assembly and testing. The Company relies principally on contract manufacturers for sub-assembly and testing of certain key NetServer components. The Company's manufacturing strategy has been to develop close relationships with its suppliers, exchange critical information and implement joint quality training programs. This manufacturing strategy minimizes capital investment and overhead expenditures and creates flexibility by providing the capacity for rapid expansion. Although the Company to date has not experienced any significant production difficulties resulting from its reliance on these manufacturers, it is possible that production difficulties, including capacity constraints and quality control issues, could arise in the future, which could materially and adversely affect the Company's results of operations.

     Although the Company generally uses standard parts and components for its products, a number of key components used in the Company's NetServer products currently are available or purchased from single sources. These components include disk and tape drives, microprocessors, connectors, printed circuit boards, cable assemblies, power supplies and ASICs. Some of the suppliers of these components have divisions which compete with the Company. (See
"Business -- Competition.") The Company generally has agreements with its sole source suppliers with terms ranging from one to five years and believes that alternative sources of supply and assembly for most of its sole-source components could be obtained within a commercially practicable period.* As a precaution, the Company carries extra inventory of some of its sole-source components in order to provide additional time to develop an alternate supply source or redesign the component. However, the lack of sufficient quantities of sole or single source components, or the Company's inability to develop alternative sources for these items, could result in delays or reductions in product shipments which would materially and adversely affect the Company's results of operations.

ENGINEERING AND DEVELOPMENT

     The market for high-performance network data servers has been characterized by rapid technological advances in both hardware and software development. The Company believes that the speed of technological advancement in its industry requires it to invest significant amounts in research and development, and that in order to maintain its competitive position, the Company must continue to enhance and improve its existing products as well as to develop and successfully introduce new products. During fiscal 2000, the Company continued to refine 4Front(TM) NS2000, significantly improving its performance and adding value-added software features such as TurboCopy -- an asynchronous file replication facility particularly useful to customers for data distribution, back up and disaster recovery.

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

     The Company's engineering and development expenses during fiscal years 2000, 1999 and 1998 were approximately $30.6 million, $35.3 million and $34.0 million, respectively.

---------------

*See "Forward-Looking Statement" on page 1.

COMPETITION

     The network attached storage market is very competitive. The Company principally competes in the enterprise segment of this market against products offered both by manufacturers of general-purpose computers (e.g., Sun Microsystems, Hewlett-Packard Company and IBM) and by specialized manufacturers of NAS products (e.g., EMC Corp. and Network Appliance). All of these competitors possess substantially greater financial, technical and marketing resources than Auspex, as well as substantially larger product installed bases. While the Company believes that the price/performance characteristics of its products are competitive, increased competition created pricing pressures in fiscal 2000, which materially and adversely affected the Company's results of operations.

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

     The Company's NetServer host processors and network processors operate in conjunction with software licensed to the Company by Sun Microsystems. Although the license is automatically renewable unless cancelled, there can be no assurance that the Company will be able to continue such license renewals with Sun Microsystems on favorable terms, or at all. The Company also licenses software and hardware from several other companies and these licenses are also perpetual unless cancelled or subject to periodic renewal which cannot be assured. There can be no assurance that these vendors will continue in business or that the licenses will continue to be available on favorable terms in the future, or at all.

EMPLOYEES

     As of June 30, 2000, the Company employed 314 people. The recruitment of experienced, highly-skilled individuals is a top priority in an exceptionally competitive recruiting environment. Equally important in this environment is the retention of key talent. The Company has significantly increased its recruiting activities and is reviewing all employee programs to ensure the retention and continued development of its employees. Hiring and retaining key employees in the Silicon Valley employment market has been a challenge, and there

---------------

*See "Forward-Looking Statement" on page 1.

can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future. None of the Company's employees are represented by a labor union.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth-certain information with respect to the executive officers of the Company as of September 15, 2000:

               NAME                 AGE                           POSITION
               ----                 ---                           --------
Gary J. Sbona(1)..................  56     Chief Executive Officer and Chairman
Dennis J. Dunnigan................  44     Chief Operating Officer
Peter R. Simpson..................  51     Chief Financial Officer
Stephen L. Aleshire(4)............  47     Vice President of Worldwide Sales and Customer Service
Michael S. Worhach................  50     President
Karl C. Powell(2)(3)..............  57     Director
John E. McNulty(2)(3).............  54     Director
Richard E. Chapman(2)(3)..........  52     Director

---------------
(1) Member of the Stock Option Committee

(2) Member of the Audit Committee

(3) Member of the Compensation Committee

(4) Mr. Aleshire was appointed as an executive of the company on June 16, 1999. Mr. Aleshire will terminate his employment with the Company on October 2, 2000.

     Mr. Gary J. Sbona, joined the Company in February 2000 as Chairman and Chief Executive Officer. Mr. Sbona also serves as Chairman, President and Chief Executive Officer of Verity, Inc., a publicly traded software company, specializing in knowledge retrieval software. Since 1999, Mr. Sbona has served as a Director of 3 D Systems Corporation, a publicly traded mass customization equipment manufacturer. Since 1974, Mr. Sbona has also served as the Chairman and Chief Executive Officer of Regent Pacific Management Corporation, a professional services company that is currently providing our company with management services. Mr. Sbona has held positions as an officer and/or director of numerous publicly and privately held companies.

     Mr. Dennis J. Dunnigan joined the Company in February 2000 as Chief Operating Officer. Mr. Dunnigan has been employed by Regent Pacific Management Corporation, a professional services company that is currently providing our company with management services, since 1986. Mr. Dunnigan has held various positions with numerous publicly and privately held companies during his employment with Regent Pacific Management Corporation. Mr. Dunnigan holds a B.
S. C. degree in Accounting from the University of Santa Clara.

     Mr. Peter R. Simpson joined the Company in March 2000 as Chief Financial Officer. Mr. Simpson has been employed since 1989 by Regent Pacific Management Corporation, a professional services company that is currently providing our company with management services. Mr. Simpson has held various positions with numerous publicly and privately held companies though his employment with Regent Pacific Management Services. Mr. Simpson holds a MBA degree in Finance from Golden Gate University, and is a Fellow of the Institute of Chartered Accountants in England and Wales.

     Mr. Karl C. Powell joined the Company in February 2000 as an outside Director. Mr. Powell is President and CEO of N H M & P, Inc., a newly formed Oregon corporation engaged in the development of software management tools. Mr. Powell, was a co-founder of Sequent Computer Systems, Inc. and acted as Chairman of the Board and Chief Executive Officer, and a director of that company from 1983 until 1999, when it merged with IBM. Mr. Powell served as Sequent's CEO since it's inception. From 1974 to 1983, Mr. Powell was employed by Intel Corporation, where his most recent position was General Manager for Microprocessor Operations. Mr. Powell served on the National Board of Directors of the American Electronics Association from 1985 to 1986. He holds a Bachelor of Science Degree in mechanical engineering from the U.S. Merchant Marine Academy at Kings Point, NY.

     Mr. John E. McNulty joined the Company in February 2000 as an outside Director. Mr. McNulty also has served since May 1999 as Chairman of the Board, President and Chief Executive Officer of Secure Computing Corporation. Mr. McNulty was employed by Genesys Telecom, where he served as Senior Vice President from 1997 to 1999. Mr. McNulty served as Senior Director of Marketing for Intel Corporation from 1993 to 1997.

     Mr. Richard E. Chapman joined the Company in July 2000 as an outside Director. Mr. Chapman also has served since October 1997 as Senior Vice President and Chief Information Officer of Vencor, Inc. From March 1993 to September 1997, he was Senior Vice President and CIO for Columbia/HCA Healthcare Corporation. From March 1993 to August 1993 he was Vice President of Information Systems for Galen Healthcare, Inc. From September 1988 to February 1993 he acted as Vice President of Information Systems for Humana, Inc.

     Mr. Michael S. Worhach joined the Company in August 2000 as its President. Mr. Worhach previously served as Division Vice President at Data General, a division of EMC since 1993. At Data General, Mr. Worhach had responsibility for Americas Sales and Services and Worldwide Healthcare. From 1974 to 1992, Mr. Worhach was employed by Unisys Corporation where he held a variety of management positions in sales and marketing, including Division President. Mr. Worhach holds a MBA from the University of Massachusetts, Amherst, and a B.S. from Kings College, Pennsylvania.

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

ITEM 2. PROPERTIES

     The Company is headquartered in Santa Clara, California, where it leases approximately 98,000 square feet of space which houses administrative, finance, sales and marketing, manufacturing, customer service and product development activities. The lease for these facilities expires in February 2010. In addition, the lease agreement contains three successive options to extend the lease term for sixty months each. The Company leases additional sales and support offices located in the United States, Canada, the United Kingdom, France, Germany, Japan and Singapore. The Company believes that its facilities are adequate to meet the Company's current business requirements.* See also Note 4 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is involved in legal proceedings incidental to the conduct of its business. The Company believes that the litigation, individually or in the aggregate, to which it is currently a party, is not likely to have a material adverse effect on the Company's results of operations or financial condition.

---------------

*See "Forward-Looking Statement" on page 1.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In connection with the Special Meeting of Stockholders, of the Company held on August 15, 2000, the Company received proxies representing 28,826,706 shares of Common Stock or 96% of the total outstanding shares voted the results of the voting with respect to the matters submitted to a vote of the security holders are as follows:

     a. Proposal to ratify the sale and issuance by the Company on January 18, 2000 in a private placement of 25,000 shares of Series B Convertible Preferred Stock and Warrants to purchase an aggregate of 1,605,136 shares of Common Stock, and to approve the issuance of Common Stock, upon conversion of the Series B Convertible Preferred Stock and upon exercise of such Warrants.

                                NUMBER OF VOTES

 CAST FOR   CAST AGAINST   ABSTENTIONS   BROKER NON-VOTES
----------  ------------   -----------   ----------------
18,168,551   2,257,635       75,187         8,325,333

     b. Proposal to approve an amendment to the Company's 1993 Directors Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 500,000 shares to a total of 825,000 shares.

 CAST FOR   CAST AGAINST   ABSTENTIONS   BROKER NON-VOTES
----------  ------------   -----------   ----------------
15,894,444   4,184,577      422,352         8,325,333

     c. Proposal to approve an amendment to the Company's 1997 Stock Plan to increase the shares reserved for issuance thereunder by 8,000,000 shares to a total of 9,250,000.

 CAST FOR   CAST AGAINST   ABSTENTIONS   BROKER NON-VOTES
----------  ------------   -----------   ----------------
14,671,710   5,415,497      414,166         8,325,333

     d. Proposal to increase the authorized number of shares of Common Stock of the Company from 50,000,000 shares to 120,000,000.

 CAST FOR   CAST AGAINST   ABSTENTIONS   BROKER NON-VOTES
----------  ------------   -----------   ----------------
26,543,646   2,214,795       68,265               N/A

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

                                                            HIGH        LOW
                                                           -------    -------
Fourth Quarter of 2000...................................  $10.125    $4.75
Third Quarter of 2000....................................  $17.375    $6.5625
Second Quarter of 2000...................................  $14.375    $4.0625
First Quarter of 2000....................................  $12.625    $8.75
Fourth Quarter of 1999...................................  $11.875    $7.125
Third Quarter of 1999....................................  $12.50     $3.875
Second Quarter of 1999...................................  $ 4.3275   $1.6875
First Quarter of 1999....................................  $ 5.125    $1.75

     The Company believes that a number of factors including, but not limited to, quarterly fluctuations in results of operations may cause the market price of its common stock to fluctuate significantly. See "Management's Discussion and Analysis -- Factors That May Affect Future Results."

     As of September 15, 2000, the approximate number of common stockholders of record was 575.

     The Company has not, to date, paid cash dividends on its capital stock. The Company currently intends to retain earnings for use within its business and does not anticipate paying cash dividends in the foreseeable future.*

---------------

*See "Forward-Looking Statement" on page 1.

ITEM 6. SELECTED FINANCIAL DATA

                                                     FISCAL YEAR ENDED
                              ----------------------------------------------------------------
                              JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                2000          1999          1998          1997          1996
                              --------      --------      --------      --------      --------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues....................  $ 82,199      $113,475      $168,912      $202,486      $162,640
Income (loss) before income
  taxes.....................   (80,063)      (38,828)      (26,668)       24,362        29,597
Net income (loss)...........   (80,760)      (39,045)      (17,334)       13,420        19,830
Dividends to preferred
  stockholders..............     2,350            --            --            --            --
Net income(loss) available
  to common stockholders....   (83,110)      (39,045)      (17,334)       13,420        19,830
Net income (loss) per share
  Basic.....................  $  (2.95)     $  (1.50)     $  (0.69)     $   0.54      $   0.84
  Diluted...................  $  (2.95)(1)  $  (1.50)     $  (0.69)(2)  $   0.52(3)   $   0.77
Shares used for net income
  (loss) per share
  Basic.....................    28,126        25,978        25,268        24,641        23,701
  Diluted...................    28,126        25,978        25,268        25,658        25,702
          Total assets......  $ 61,998      $115,048      $147,193      $157,152      $135,844
Long-term obligations.......  $    954      $  1,304      $     --      $     --      $     --
Cash dividends declared per
  common share..............  $     --      $     --      $     --      $     --      $     --

---------------
(1) Includes restructuring costs of $17.6 million. Exclusive of these charges, the diluted net loss per share for fiscal 2000 would have been $2.24.

(2) Includes costs of $9.4 million associated with write-down of disk drive inventory to its net realizable value as a result of rapid price declines of 4-gigabyte disk drives and restructuring charges of $7.3 million. Exclusive of these charges, diluted net loss per share for fiscal 1998 would have been $0.26.

(3) Includes the write-off of in-process research and development of $7.4 million associated with the acquisition of Alphatronix, Inc. in the fourth quarter of fiscal 1997. Exclusive of this write off, diluted net income per share for fiscal 1997 would have been $0.81.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the fiscal years indicated the percentage of total revenues represented by certain line items in the Company's Statements of Operations:

                                                                YEARS ENDED JUNE 30,
                                                              ------------------------
                                                              2000      1999      1998
                                                              ----      ----      ----
Revenues....................................................  100%      100%      100%
Cost of revenues............................................   77        58        56
                                                              ---       ---       ---
Gross margin................................................   23        42        44
                                                              ---       ---       ---
Operating Expenses
  Marketing and sales.......................................   51        38        31
  Engineering and development...............................   37        31        20
  General and administrative................................   12         9         6
  Restructuring charges.....................................   21        --         4
                                                              ---       ---       ---
  Loss from operations......................................  (98)      (36)      (17)
  Other income..............................................    2         2         1
                                                              ---       ---       ---
  Loss before income taxes..................................  (96)      (34)      (16)
  Provision for (benefit from) income taxes.................    1        --        (6)
                                                              ---       ---       ---
  Net loss..................................................  (97)%     (34)%     (10)%
                                                              ===       ===       ===

REVENUES

     Product revenue includes hardware sales and software license fees. Product revenue is recognized upon shipment. The installation of the Company's systems is not considered a significant obligation and acceptance by the customer is not considered a significant uncertainty. Revenues from upgrade sales are generally recognized at the time the equipment is shipped. Provisions for product sales returns and allowances are recorded in the same period as the related revenue is recognized. Revenue earned under software license agreements with end-users are generally recognized when the software has been shipped and there are no significant obligations remaining. Revenues earned under software license agreements are recognized in accordance with Statement of Position ("SOP") 97-2. Software revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, collectibility is probable and vendor specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement.

     Service revenue includes installation, maintenance and training and is recognized ratably over the contractual period or as the services are provided.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is currently evaluating the effect that such adoption may have on the consolidated results of operations and financial position and will be required to adopt SAB 101 in the fourth quarter of fiscal 2001.

     Revenues for the fiscal year ended June 30, 2000 of $82.2 million decreased 28% over fiscal year 1999 revenues of $113.5 million.

     The following table sets forth the principal components of the Company's revenues (in thousands):

                                                           YEARS ENDED JUNE 30,
                                                      -------------------------------
                                                       2000        1999        1998
                                                      -------    --------    --------
Product revenue.....................................  $54,607    $ 81,737    $142,812
Service revenue.....................................   27,592      31,738      26,100
                                                      -------    --------    --------
          Total revenues............................  $82,199    $113,475    $168,912
                                                      =======    ========    ========

     Product revenue decreased $27.1 million or 33% in fiscal 2000 as compared to fiscal 1999, and decreased $61.1 million, or 43% in fiscal 1999 as compared to fiscal 1998. The fiscal 2000 decrease is primarily due to the continued competitive pressures, slower than expected acceptance of the new products introduced in 1999, and is also attributable to some disruption and distraction caused by the restructuring in the third quarter of fiscal 2000. The fiscal 1999 decrease primarily related to the Company's focus on new product introductions of its UNIX and Windows NT product lines, which resulted in delayed customer orders, and increased competitive pressures. Revenue from product upgrades, which primarily consist of additional processors (or upgrades of existing processors), memory and disk and tape drives, decreased to 21% of total revenue in fiscal 2000, compared to 31% of total revenue in fiscal 1999. Revenue from product upgrades remained relatively stable as a percentage of total revenue in fiscal 1998.

     The Company provides ongoing support and maintenance to its end-user customers, distributors and OEMs, generally under annual service agreements. Service revenue as a percentage of total revenues increased to 34% as compared to 28% in fiscal 1999, and from 15% in fiscal 1998. The increase in service revenue as a percentage of total revenues was primarily due to the decline in product revenues.

     The following table sets forth the Company's revenue by geographic area (in thousands):

                                                 YEARS ENDED JUNE 30,
                                 ----------------------------------------------------
                                      2000              1999               1998
                                 --------------    ---------------    ---------------
North America..................  $52,192     63%   $ 80,692     71%   $116,835     69%
Pacific Rim....................   11,443     14%     13,453     12%     23,388     14%
Europe.........................   18,564     23%     19,330     17%     28,689     17%
                                 -------    ---    --------    ---    --------    ---
          Total revenues.......  $82,199    100%   $113,475    100%   $168,912    100%
                                 =======    ===    ========    ===    ========    ===

     Revenue from North America decreased $28.5 million in fiscal 2000 compared to fiscal 1999 and decreased $36.1 million in fiscal 1999 compared to fiscal 1998. The fiscal 2000 decrease is primarily related to the continued competitive pressures, slower than expected acceptance of new products introduced in 1999, and is also attributable to some disruption and distraction as result of the restructuring in the third quarter of fiscal 2000. Also, North America's Sales force experienced a higher than normal attrition rate, which resulted in lower productivity. The fiscal 1999 decrease primarily related to the timing of new product introductions and increased competitive pressures. Revenue from the Pacific Rim decreased $2.0 million in fiscal 2000 compared to fiscal 1999, and decreased $9.9 million in fiscal 1999 compared to fiscal 1998. The decrease in Pacific Rim revenue as a percentage of total revenue and in absolute dollars in fiscal 2000, 1999 and 1998 was primarily due to timing of new product introductions, the reorganization of a major OEM partner, changes in senior management, and weakness in the Japanese economy.

     In the fiscal year 2000, no one customer accounted for 10% or more of total revenues. Intel accounted for 20% of total revenues for the fiscal years ended June 30, 1999 and 1998, respectively.

GROSS MARGIN

     The Company's gross margin was 23%, 42% and 44% in fiscal 2000, 1999 and 1998, respectively. Costs of revenues include material costs, manufacturing and service overhead costs, installation and warranty expenses, obsolescence, the cost of spare parts and other related costs. The decrease in gross margin in fiscal 2000 compared to fiscal 1999 is directly attributable to the lower product revenue. Furthermore, gross margin was impacted by operational inventory and other asset write-offs of $3.7 million. The decrease in gross margins in fiscal 1999 compared to fiscal 1998 was due to lower prices on systems sales due to competitive pressures and timing of new product introductions which contributed to below break-even operations.

OPERATING EXPENSES

     Marketing and sales expenses decreased by $1.2 million in fiscal 2000 compared to fiscal 1999 and decreased $8.6 million in fiscal 1999 compared to fiscal 1998, and were 51%, 38% and 31% of total revenues in fiscal 2000, 1999 and 1998, respectively. The fiscal 2000 and 1999 decrease in absolute dollars reflects steps the Company has taken to streamline operations and reduce overall costs. The increase as a percentage of total revenues for the comparison periods is a result of lower revenues in fiscal 2000 and 1999.

     Engineering and development expenses decreased by $4.7 million in fiscal 2000 compared to fiscal 1999, and increased $1.3 million in fiscal 1999 compared to fiscal 1998, and represented 37% , 31% and 20% of total revenues in fiscal 2000, 1999, and 1998, respectively. The decrease in engineering and development expenses in fiscal 2000 reflects the company's efforts to streamline and reduce costs, and also is reflective of the reductions due to restructuring charges taken in the third quarter of fiscal 2000. The increase in engineering and development expenses in fiscal 1999 and 1998 was primarily due to new product development efforts.

     General and administrative expenses decreased by $282,000 in fiscal 2000 as compared to fiscal 1999, and increased $1.4 million in fiscal 1999 compared to fiscal 1998. Such expenses represented approximately 12%, 9% and 6% of total revenues in fiscal 2000, 1999 and 1998, respectively. General and administrative expenses decreased in absolute dollars in fiscal 2000 due to the Company's efforts to reduce costs, and increased in absolute dollars in fiscal 1999 compared to fiscal 1998 primarily due to the cost of expanding new facilities occupied in February 1998. The increase in general and administrative expenses as a percentage of revenue in fiscal 2000 and 1999 is a result of lower revenues.

     In the quarter ended March 31, 2000, the Company recorded restructuring charges totalling $17.6 million. These charges reflect steps the Company has taken to strengthen its competitiveness in the growing Network Attached Storage market, streamline operations and reduce overall costs. The restructuring charges are comprised primarily of $3.8 million for reduction of personnel and $13.8 million to retire excess equipment and other assets related to the restructuring of company operations. In connection with the restructuring charges taken in the quarter ended March 31, 2000, the Company terminated 169 employees and has consolidated all of its Santa Clara headquarters activities into one facility. The Company substantially completed the implementation of the restructuring plan at the end of May 2000.

     In the fourth quarter of fiscal 1998, the Company recorded a $7.3 million restructuring charge, both to cover the planned costs of reducing certain sectors of its workforce, scaling back its facilities and writing down equipment and other assets. These charges reflect steps the Company has taken to improve its product development efforts, streamline operations and overall costs.

OTHER INCOME

     Other income and expense was $1.3 million, $2.0 million and $1.7 million in fiscal 2000, 1999 and 1998, respectively. Other income and expense includes interest income, interest expense and foreign exchange gains and losses. Interest income was $1.7 million, $2.0 million and $2.4 million in fiscal 2000, 1999 and 1998, respectively.

PROVISION FOR INCOME TAXES

     As of June 30, 2000, the Company had gross deferred tax assets of approximately $55.8 million. Management has determined, based on the Company's recent history of prior operating losses, the ability to carry back net operating losses to prior periods and its expectations for future years, that it is more likely than not that the deferred tax asset is not realizable.* No assurances can be given that sufficient taxable income will be generated in future years for the utilization of the deferred tax asset. Accordingly, the Company has provided a valuation allowance for the entire deferred tax asset as of June 30, 2000.

     As of June 30, 2000, the Company had NOL carry forwards of approximately $107.0 million and $77.0 million for federal and state tax purposes, respectively. If not utilized, the federal NOL carry forwards will begin to expire through 2019, and the state NOL carry forwards will begin to expire through 2003. The Company also has research credits of approximately $2.0 million and $2.2 million for federal and state tax purposes, respectively. If not utilized, the federal research credits begin to expire through 2019.

---------------

*See "Forward-Looking Statement" on page 1.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth selected unaudited quarterly financial information for the Company's last eight quarters. This unaudited information has been prepared on the same basis as the audited information and in management's opinion reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information for the periods presented. Based on the Company's operating history and factors that may cause fluctuations in the quarterly results, quarter-to-quarter comparisons should not be relied upon as indicators of future performance. Although the Company's revenues are not generally seasonal in nature, the Company has experienced decreases in first quarter revenues compared to the preceding fourth quarter which are believed to result primarily from the capital asset purchase cycle of the Company's customers.

     The level of the Company's operating expenses is partially based on its expectations of future revenues. The Company's results of operations may be adversely affected if revenues do not materialize in a period as expected. Since expense levels are usually committed in advance of revenues and because only a small portion of expenses vary with revenues, the Company's results of operations may be impacted significantly by lower revenues. The Company's revenues were lower each quarter in fiscal 2000 compared to the corresponding quarter in the prior year. This decrease in revenues was attributable to a slow down in customer upgrading of legacy product, that has not been offset by customer purchasing of the NS2000 product, and lower than expected acceptance by the market of our NS2000 product. In addition, the Company reduced the average selling price of a system as a result of competitive pressures.

                                         FIRST      SECOND     THIRD        FOURTH      YEAR
                                        --------   --------   --------     --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000 SUMMARY BY QUARTER
Revenues..............................  $ 26,172   $ 22,604   $ 21,362     $ 12,061   $ 82,199
Gross margin..........................     9,490      6,054      1,653        1,540     18,737
Loss before taxes.....................   (12,171)   (16,224)   (39,579)     (12,089)   (80,063)
Net loss..............................   (12,221)   (16,324)   (39,858)     (12,357)   (80,760)
Dividends to preferred stockholders...        --         --      1,175        1,175      2,350
  Net loss available to common
     stockholders.....................   (12,221)   (16,324)   (41,033)     (13,532)   (83,110)
Net loss per share
  Basic...............................  $   (.45)  $   (.59)  $  (1.42)    $   (.46)  $  (2.95)
  Diluted.............................  $   (.45)  $   (.59)  $  (1.42)(1) $   (.46)  $  (2.95)
1999 SUMMARY BY QUARTER
Revenues..............................  $ 30,057   $ 30,564   $ 26,769     $ 26,085   $113,475
Gross margin..........................    13,920     12,754     11,184        9,823     47,681
Loss before taxes.....................    (6,745)    (7,792)   (10,891)     (13,400)   (38,828)
Net loss..............................    (6,789)    (7,815)   (10,931)     (13,510)   (39,045)
Net loss per share
  Basic...............................  $   (.26)  $   (.30)  $   (.41)    $   (.51)  $  (1.50)
  Diluted.............................  $   (.26)  $   (.30)  $   (.41)    $   (.51)  $  (1.50)

---------------
(1) Includes the costs associated with restructuring charges of $17.6 million. Exclusive of this charge, net diluted loss per share for third quarter of fiscal 2000 would have been $.79 and the fiscal year 2000 would have been $2.24.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments decreased $13.4 million as of June 30, 2000, compared to June 30, 1999. The Company used cash of approximately $43.6 million and $6.6 million in operating activities in fiscal 2000 and 1999, respectively. The Company generated cash of approximately

$14.6 million from operating activities in fiscal 1998. The increase in net cash used in operating activities in fiscal 2000 was primarily due to the Company's net loss for the year.

     The Company's principal investing activities consisted of the purchase of property and equipment amounting to $2.7 million, $15.2 million and $28.9 million in fiscal 2000, 1999 and 1998, respectively. These expenditures were for leasehold improvements, equipment for engineering and development, manufacturing test equipment, office equipment and spare parts to support customer service contracts. Additionally, included in the fiscal 1998 purchases are disbursements of $17.2 million in connection with capital expenditures and leasehold improvements for a new facility, which the Company occupied in February 1998. Purchases of short-term investments represent reinvestment of the proceeds from sale and maturities of short-term investments and investment of cash and cash equivalents into short-term investments.

     The Company's primary financing activities included proceeds from the sale of its Common Stock pursuant to employee benefit plans of $7.1 million, $3.1 million and $4.3 million in fiscal 2000, 1999 and 1998, respectively. In addition, in fiscal year 2000, the Company's financing activities included proceeds from the sale of $25 million of preferred stock, in a private placement. During fiscal 1999, the Company also generated approximately $10.9 million in proceeds from sale and leaseback of furniture, fixtures and computer equipment.

     At June 30, 2000, the Company's principal sources of liquidity included $29.3 million in cash, cash equivalents and short-term investments and $15.0 million available under a secured United States currency bank line of credit, expiring December 22, 2002. At June 30, 2000, the Company had no outstanding balance under this line of credit. There were commitments against the line of credit, for two letters of credit totaling approximately $2,823,536, as of June 30, 2000. The line of credit is secured by the Company's inventory and accounts receivable. The line of credit agreement contains certain financial covenants determined on a quarterly basis.

     As of June 30, 2000, working capital was $14.8 million as compared with $49.3 million as of June 30, 1999. Based on its current operating plans, the Company believes that its existing cash, cash equivalents and short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditures requirements at least through the next 12 months.*

     Prior to filing this document, the following events occurred, which impact Liquidity and Capital Resources:

          The remaining 75% of the Company's outstanding Series B Preferred Stock has been converted into 3,394,781 shares of common stock, effective September 15, 2000, in accordance with the terms and conditions of the Series B Preferred Stock and related agreements, dated January 18, 2000. The Company now has no outstanding preferred stock.

          On September 25, 2000, the Company completed a private placement of 11,320,953 shares of common stock at a price of $7.9625 per share, resulting in gross proceeds of $90.1 million. The participants in this private placement include both existing and new shareholders.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  Risks of the Restructuring Plan

     The Company has implemented a restructuring plan that includes a significant reduction in force and a consolidation of its Santa Clara-based operations into one building. While management believes these measures are necessary and that the reduction in force will not impair any of the critical functions of the Company, if the Company is unable to retain and recruit employees with critical skills in the future, that could have a negative impact on future results.

---------------

*See "Forward-Looking Statement" on page 1.

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

  Competitive Market

     The market for the Company's products is highly competitive. The Company experiences substantial competition, principally from Sun Microsystems, Network Appliance, EMC Corporation, Hewlett-Packard Company and SGI, among others. Some companies have introduced proprietary products to provide network attached storage. Most of the Company's competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its products are competitive, price competition in the markets for the Company's products is intense. Any material reduction in the price of the Company's products without corresponding decreases in manufacturing costs and increases in unit volume would negatively affect gross margins, which could in turn have a material adverse effect on the Company's business, financial condition and results of operations. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base of customers, including additional processors, memory and disk. Increased competition for the Company's products that results in lower product sales could also adversely impact the Company's upgrades sales. In addition, decisions by customers not to increase capacity to their current systems could adversely impact the Company's revenues and results of operations. The Company's ability to maintain its competitive position will depend upon, among other factors, its success in anticipating industry trends, investing in product engineering and development, developing new products with improved price/ performance characteristics and effectively managing the introduction of new products into targeted markets.

  Management in Transition; Employee Turnover

     Competition for employees with technical, management and other skills is intense in the computer industry and is particularly intense in the San Francisco Bay Area. The Company has recently encountered some difficulties in fulfilling its hiring needs and retaining key employees in this employment market, and there can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future. The Company's failure to retain the services of key personnel or to attract additional qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has experienced turnover of several senior members of management. In particular, on February 15, 2000, Mr. Gary J. Sbona replaced Mr. Bruce N. Moore as the Company's Chief Executive Officer and Chairman of the Board of Directors, and the Company entered into an agreement with Regent Pacific Management Corporation, ("Regent Pacific") a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the agreement, Regent Pacific will provide management services to the Company, including the services of Mr. Sbona as Chief Executive Officer, one of a five person Regent Pacific management team. The agreement has a one year term and may be cancelled by the Company after expiration of the initial 26 week period, with a minimum compensation to Regent Pacific of $1,950,000 for that initial period. We rely on Regent Pacific Management Corporation for the management of Auspex and the loss of these services could adversely affect our business.

  Software Product Risks

     The Company markets optional software products in addition to its line of network file servers. These software products include: NeTservices(TM), DriveGuard(TM), FastBackup(TM), ServerGuard(TM), ServerGuard Global(TM), DataGuard(TM), Turbocopy, and TurbocopyReplicator. The Company also expects to release enhancements and new features for these products from time to time.* Although the Company performs extensive testing prior to releasing software products, such products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments, any of which could result in a materially adverse effect on the Company's business, financial condition and results of operations.

  New Products

     New product introductions by the Company or its competitors carry the risk that customers could delay or cancel orders for existing products pending shipment of the new products. For instance, product transition issues had an adverse impact on North America, Europe and Pacific Rim revenues in fiscal 2000. The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis. There can be no assurance that the Company will not experience difficulties that delay or prevent the successful development, introduction or marketing of these products and enhancements or that these new products and enhancements will adequately address market requirements, achieve market acceptance or generate substantial sales. Additionally, delays in the launch or lack of availability of new products could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Established Standards

     The rapid emergence of new or alternate standards, such as Linux, which replace or diminish the market acceptance of UNIX operating systems, Network File System (NFS) or Windows NT, on which the Company's products are currently based, could materially and adversely affect the Company's results of operations unless the Company is able to incorporate any such standards in the Company's products in a timely manner.

  Dependence on Certain Customers/Distributors

     For each of fiscal 2000, 1999 and 1998, direct sales of products and services to Intel represented approximately 7%, 20% and 20%, respectively, of the Company's revenues. Intel is not obligated to purchase any minimum level of products from the Company. Additional significant reductions in product sales to Intel would materially and adversely affect the Company's business, financial condition and results of operations.

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

---------------

*See "Forward-Looking Statement" on page 1.

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

  Risks of International Sales; European and Japanese Market Risks

     During fiscal 2000, 1999 and 1998, approximately 37%, 29%, and 31%, respectively, of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business.* However, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful.

     The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, the Company experienced a decrease in revenues from the Pacific Rim during fiscal 2000 and 1999 due to further weakness in the Japanese economy. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. Continued increases in the value of the U.S. dollar relative to foreign currencies will make the Company's products sold internationally less price competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. The Company's international business may further be affected by risks such as trade restrictions, increases in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of who are entitled to carry products of the Company's competitors. There can be no assurance that any of the foregoing risks or issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

---------------

*See "Forward-Looking Statement" on page 1.

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

  Year 2000 Compliance

     To date, the Company has not incurred material costs associated with Year 2000 compliance nor any disruption with vendors or operations. Furthermore, the Company believes that any future costs associated with Year 2000 compliance efforts will not be material.*

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio.

                                                         YEARS ENDED JUNE 30,
                                   ----------------------------------------------------------------
                                    2001      2002    2003    2004    2005    THEREAFTER     TOTAL
                                   -------    ----    ----    ----    ----    ----------    -------
                                                            (IN THOUSANDS)
Cash equivalents and short-term
  investments
  Fixed rate investments.........  $29,286     --      --      --      --         --        $29,286
  Average interest rate..........     6.09%    --      --      --      --         --           6.09%

  Foreign Currency Exchange Risk

     The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in certain European countries. During fiscal 2000, 1999 and 1998, the Company employed a foreign currency-hedging program utilizing foreign currency forward exchange contracts to hedge local currency cash flows for payroll and other operating expenditures in these European countries. Under this program, increases or decreases in the Company's local currency operating expenses and other cash outflows, as translated into U.S. dollars, are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency cash outflows rather than to eliminate the possibility of short-term earnings volatility. As of June 30, 2000, the Company's foreign currency forward exchange contracts were comprised of $5.1 million in British Pounds, $1.9 million in German Marks, and $1.7 million French Francs.

---------------

*See "Forward-Looking Statement" on page 1.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders currently scheduled for November 14, 2000, and the information included in the Proxy Statement is incorporated herein by reference.

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

1. FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................   29
Consolidated Statements of Operations for the years ended
  June 30, 2000, 1999 and 1998..............................   30
Consolidated Statements of Comprehensive Income for years
  ended June 30, 2000, 1999 and 1998........................   31
Consolidated Balance Sheets as of June 30, 2000 and 1999....   32
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 2000, 1999 and 1998..................   33
Consolidated Statements of Cash Flows for the years ended
  June 30, 2000, 1999 and 1998..............................   34
Notes to Consolidated Financial Statements..................   35

2. FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedules for each of the three years in the period ending June 30, 2000, 1999 and 1998 are submitted herewith:

                                                              PAGE
                                                              ----
Schedule II -- Valuation and Qualifying Accounts and           47
  Reserves..................................................

     (All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.)

3. EXHIBITS

     The following exhibits are included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K):

   EXHIBIT
   NUMBER                              DESCRIPTION
   -------                             -----------
3.1(1)         Certificate of Incorporation of Registrant as amended to
               date.
3.2(1)         By-laws of Registrant as amended to date.
4.1(2)         Preferred Shares Rights Agreement between the Registrant and
               The First National Bank of Boston as Rights Agent dated
               April 19, 1995.
4.2(3)         Registration Rights Agreement, dated as of January 18, 2000, between Registrant and the investors named therein.
4.3(3)         Certificate of Designations, Preferences and Rights of
               Series B Convertible Preferred Stock as filed with the
               Secretary of State of the State of Delaware on January 18,
               2000.
4.4(3)         Registration and Information Rights Agreement dated January
               31, 1992.
10.1(1)(4)     1988 Stock Option Plan and forms of Incentive Stock Option
               Agreements and Nonstatutory Stock Option Agreements, as
               amended to date.
10.2(4)(7)     1993 Directors' Stock Option Plan and forms of Option
               Agreements, as amended to date.
10.3(4)(5)     1993 Employee Stock Purchase Plan and forms of Option
               Agreements, as amended to date.
10.4(4)(18)    1997 Stock Plan and Form of Stock Option Agreement, as
               amended to date.

   EXHIBIT
   NUMBER                              DESCRIPTION
   -------                             -----------
10.5(4)        1998 Non-Statutory Stock Plan and form of Stock Option
               Agreement, as amended to date.
10.6(4)(6)     Employee Stock Option agreement, as amended, dated April 18,
               2000 between Registrant and Gary J. Sbona.
10.7(3)        Form of Warrant to Purchase Common Stock, dated January 18,
               2000, issued to certain investors.
10.8(3)        Securities Purchase Agreement, dated as of January 18, 2000, between Registrant and the investors listed on the Schedule of Buyers attached thereto.
10.9(6)        Retainer Agreement between Company and Regent Pacific
               Management Corporation, effective February 15, 2000.
10.10(1)(4)    401(k) Plan, as amended to date.
10.11(1)(4)    Summary of Executive Bonus Program.
10.12(1)(4)    Form of Directors' and Officers' Indemnification Agreement
               with all of its Directors and Officers.
10.13(1)(8)    OEM Agreement, dated March 9, 1993, between the Registrant and Fuji Xerox Company, Ltd.
10.14(1)(8)    Distributor Agreement, dated June 6, 1990, between the
               Registrant and Nissho Electronics Corporation.
10.15(8)       Distributor Agreement, dated June 6, 1990, between the
               Registrant and Nissho Electronics Corporation, as amended on
               July 29, 1997.
10.16(1)(8)    Agreement between the Registrant and Solectron Corporation, dated May 20, 1991, as amended on November 18, 1992.
10.17(1)       U.S. OEM Discount Agreement between the Registrant and Sun
               Microsystems, Inc., effective as of August 18, 1988, as
               amended by Addendum dated September 8, 1988 and Addendum
               dated September 14, 1989.
10.18(1)       Source Code License between the Registrant and Sun
               Microsystems, Inc., dated August 31, 1988, as amended on
               April 30, 1991, February 11, 1992 and March 18, 1992.
10.19(1)       NFS Software Agreement between the Registrant and Sun
               Microsystems, Inc., dated September 29, 1988.
10.20(9)(10)   Software Agreement between the Registrant and AT&T
               Information Systems Inc., dated June 2, 1988, as amended by
               Supplement Number 1, Supplement Number 2, dated August 5,
               1988, and Supplement Number 3, dated August 10, 1990, as
               amended on June 28, 1993.
10.21(9)(10)   Sublicensing Agreement between the Registrant and AT&T
               Information Systems Inc., dated August 30, 1988, as amended on June 28, 1993.
10.22(1)       Software Agreement between the Registrant and UNIX System
               Laboratories, Inc., dated April 29, 1992.
10.23(1)       License Agreement with the Regents of the University of
               California, dated June 9, 1988, as amended by Addendum dated
               October 21, 1988.
10.24(11)(12)  Intel Corporation Purchase Agreement between Intel
               Corporation and the Registrant, dated March 22, 1994.
10.25(13)      Warranty and Service Provider Agreement between the
               Registrant and AT&T Global Information Systems,dated April
               15, 1994.
10.26(13)      SunSoft Technology License and Distribution Agreement
               between the Registrant and SunSoft, Inc., dated December 17,
               1993.

   EXHIBIT
   NUMBER                              DESCRIPTION
   -------                             -----------
10.27(13)      Amendment No. 2 to Lease Agreement between the Registrant
               and WHC-SIX Real Estate, dated February 28, 1996.
10.28(13)      Interactive SPARC Software and Sublicensing Agreement
               between Auspex Systems, Inc. and Interactive systems
               Corporation, dated November 15, 1991.
10.29(14)      Lease Agreement by and Between South Bay/San Tomas
               Associates and Auspex Systems, Inc., dated January 14, 1997, for 2800 Scott Boulevard, Santa Clara facility.
10.30(14)      Lease Agreement by and Between South Bay/San Tomas
               Associates and Auspex Systems, Inc., dated January 14, 1997, for 2300, 2320, 2330 Central Expressway, Santa Clara
               facility.
10.31(16)      Form of Change of Control Severance Agreement, filed on May
               12, 1999.
10.32(16)      Form of Change of Control Severance Agreement entered into the form of the Company and Bruce N. Moore, President and
               Chief Executive Officer, dated June 16, 1999.
10.33(15)      Software Support Agreement between the Registrant and AT&T dated July 10, 1997.
10.34(15)      Software Licensing Agreement between the Registrant and AT&T
               Corporation dated June 3, 1997, as amended on September 14,
               1998.
10.35(15)      Source License Agreement between the Registrant and
               Programmed Logic Corp. Dated July 1, 1998; Bundled Hardware
               OEM Binary License Agreement between the Registrant and
               Programmed Logic Corp. dated July 1, 1998; Read-Only License
               Agreement between the Registrant and Programmed Logic Corp.
               dated July 1, 1998.
10.36(15)      Master Value Added Distribution Agreement between the
               Registrant and Fuji Xerox Co. Ltd. dated May 21, 1997.
10.37(17)      Form of Change of Control Severance Agreement entered into between the Company and Hans H. Schwarz, Senior Vice
               President of Engineering, dated January 1, 2000.
21.1           Subsidiaries of Registrant.
23.1           Consent of Arthur Andersen LLP, Independent Public
               Accountants.
24.1           Power of Attorney (See Page 28).
27.1           Financial Data Schedule.

---------------
 (1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 33-60052), which was declared effective on May 11, 1993.

 (2) Incorporated by reference to Exhibit 1 filed in connection with the Registrant's Form 8-A, which was filed on April 20, 1995.

 (3) Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Registrant's Current Report on Form 8-K (File No. 0-21432), which was filed on January 19, 2000.

 (4) Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K pursuant to
     Item 14(c).

 (5) Incorporated by reference to exhibits filed in connection with the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders, which was filed on October 8, 1999.

 (6) Incorporated by reference to exhibits filed in response to Item 6(a), "Exhibits," filed in connection with Registrant's Form 10-Q for the quarter ended March 31, 2000 (File No. 0-21432), which was filed on May 11, 2000.

 (7) Incorporated by reference to exhibits filed in connection with Registrants' Proxy Statement for the 1997 Annual Meeting of Stockholders, which was filed on October 14, 1997.

 (8) Confidential treatment granted by order effective May 11, 1993.

 (9) Incorporated by reference to identically numbered exhibits filed in connection with Registrant's Form 10-K for the fiscal year ended June 25, 1993 (File No. 33-60052).

(10) Confidential treatment granted by order effective January 14, 1994.

(11) Incorporated by reference to Exhibit 10.1 filed in connection with Registrant's Form 10-Q for the quarter ended March 31, 1994 (File No. 0-21432), which was filed on May 16, 1994.

(12) Confidential treatment granted by order effective July 7, 1994.

(13) Incorporated by reference to exhibits filed in connection with the Registrant's Form 10-K for the fiscal year ended June 30, 1994 (File No. 0-21432), which was filed on September 28, 1994 and confidential treatment granted by order effective December 5, 1994.

(14) Incorporated by reference to exhibits filed in connection with Registrant's Form 10-K for the fiscal year ended June 30, 1997 (File No. 0-21432), which was filed on September 24, 1997.

(15) Incorporated by reference to exhibits filed in connection with Registrant's Form 10-K for the fiscal year ended June 30, 1999 (File No. 0-21432), which was filed on September 27, 1999.

(16) Incorporated by reference to exhibits in connection with Registrant's Form 10-Q for the quarter ended March 31, 1999 (File No. 0-21432), which was filed on May 12, 1999. Form of Change of Control Severance Agreement entered into between the Company and each of:

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

      -- John S. Coviello, Vice President of Research and Development

      -- Dorothy Krier, Vice President of Human Resources

      -- John P. Livingston, Vice President of Operations

      -- Fred J. Wiele, Vice President of Marketing, dated November 25, 1998

(17) Incorporated by reference to exhibits in connection with Registrant's Form 10-Q for the quarter ended December 31, 1999, which was filed on February 10, 2000.

(18) Incorporated by reference to exhibits filed in connection with Registrant's Proxy Statement for the Special Meeting of Stockholders held on April 23, 1998, which was filed on March 20, 1998.

     (b) Reports on Form 8-K:

     The Registrant filed a Current Report on Form 8-K dated April 24, 2000, pursuant to which it reported the issuance of a Press Release to reporting its results for the fiscal quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AUSPEX SYSTEMS, INC.

Date: September 26, 2000                  By: /s/    GARY J. SBONA
                                          --------------------------------------
                                                      Gary J. Sbona
                                                 Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary J. Sbona and Peter R. Simpson, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of these attorneys-in-fact, or his or her substitute or substitutes may do, or cause to be done, by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                  /s/ GARY J. SBONA                      Chief Executive Officer     September 26, 2000
-----------------------------------------------------          and Director
                   (Gary J. Sbona)                         (Principal Executive
                                                                 Officer)

                /s/ PETER R. SIMPSON                     Chief Financial Officer     September 26, 2000
-----------------------------------------------------    (Principal Financial and
                 (Peter R. Simpson)                        Principal Accounting
                                                                 Officer)

                 /s/ KARL C. POWELL                              Director            September 26, 2000
-----------------------------------------------------
                  (Karl C. Powell)

                 /s/ JOHN E. MCNULTY                             Director            September 26, 2000
-----------------------------------------------------
                  (John E. McNulty)

               /s/ RICHARD E. CHAPMAN                            Director            September 26, 2000
-----------------------------------------------------
                (Richard E. Chapman)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Auspex Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Auspex Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auspex Systems, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

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

San Jose, California
July 21, 2000

                              AUSPEX SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       YEARS ENDED
                                                             --------------------------------
                                                             JUNE 30,    JUNE 30,    JUNE 30,
                                                               2000        1999        1998
                                                             --------    --------    --------
Revenues
  Product revenue..........................................  $ 54,607    $ 81,737    $142,812
  Service revenue..........................................    27,592      31,738      26,100
                                                             --------    --------    --------
          Total revenues...................................    82,199     113,475     168,912
                                                             --------    --------    --------
Cost of Revenues
  Cost of product revenue..................................    37,657      42,196      74,407
  Cost of service revenue..................................    25,805      23,598      21,017
                                                             --------    --------    --------
          Total cost of revenues...........................    63,462      65,794      95,424
                                                             --------    --------    --------
  Gross margin.............................................    18,737      47,681      73,488
                                                             --------    --------    --------
Operating Expenses
  Marketing and sales......................................    41,619      42,808      51,438
  Engineering and development..............................    30,616      35,272      34,000
  General and administrative...............................    10,184      10,466       9,110
  Restructuring charges....................................    17,642          --       7,349
                                                             --------    --------    --------
          Total operating expenses.........................   100,061      88,546     101,897
                                                             --------    --------    --------
Loss from operations.......................................   (81,324)    (40,865)    (28,409)
                                                             --------    --------    --------
Other Income
  Interest income..........................................     1,708       2,039       2,430
  Interest expense.........................................      (112)        (35)        (38)
  Other income (expense)...................................      (335)         33        (651)
                                                             --------    --------    --------
          Total other income...............................     1,261       2,037       1,741
                                                             --------    --------    --------
  Loss before income taxes.................................   (80,063)    (38,828)    (26,668)
Provision for (benefit from) income taxes..................       697         217      (9,334)
                                                             --------    --------    --------
Net loss...................................................   (80,760)    (39,045)    (17,334)
                                                             --------    --------    --------
Dividends to preferred stockholders........................     2,350          --          --
  Net loss available to common stockholders................  $(83,110)   $(39,045)   $(17,334)
                                                             ========    ========    ========
Net loss per share
  Basic....................................................  $  (2.95)   $  (1.50)   $  (0.69)
                                                             ========    ========    ========
  Diluted..................................................  $  (2.95)   $  (1.50)   $  (0.69)
                                                             ========    ========    ========
Number of shares used in per share computations
  Basic....................................................    28,126      25,978      25,268
                                                             ========    ========    ========
  Diluted..................................................    28,126      25,978      25,268
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              AUSPEX SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                       YEARS ENDED
                                                             --------------------------------
                                                             JUNE 30,    JUNE 30,    JUNE 30,
                                                               2000        1999        1998
                                                             --------    --------    --------
Net loss...................................................  $(80,760)   $(39,045)   $(17,334)
Other comprehensive income (loss):
  Unrealized holding gains (losses) on available-for-sale
     securities, net of tax................................        32         (81)         28
  Foreign currency translation adjustment, net of tax......       254         (34)       (102)
                                                             --------    --------    --------
Comprehensive loss.........................................  $(80,474)   $(39,160)   $(17,408)
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              AUSPEX SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              JUNE 30,    JUNE 30,
                                                                2000        1999
                                                              --------    --------
Current Assets
  Cash and cash equivalents.................................  $ 23,615    $ 26,592
  Short-term investments....................................     5,671      16,045
  Accounts receivable, net of allowances of $1,720 and
     $1,407 respectively....................................     6,728      20,374
  Inventories...............................................     5,095      10,905
  Income tax receivable.....................................        --       4,865
  Prepaid expenses and other................................     4,115       5,054
                                                              --------    --------
          Total current assets..............................    45,224      83,835
                                                              --------    --------
Property and Equipment
  Computer and manufacturing equipment......................    34,971      39,292
  System spares.............................................    17,322      15,992
  Furniture and fixtures....................................     1,546       1,466
  Leasehold improvements....................................     5,369      13,679
                                                              --------    --------
                                                                59,208      70,429
  Less -- accumulated depreciation and amortization.........   (44,149)    (41,588)
                                                              --------    --------
          Total property and equipment, net.................    15,059      28,841
Other Assets................................................     1,715       2,372
                                                              --------    --------
                                                              $ 61,998    $115,048
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................  $  8,053    $ 13,316
  Accrued liabilities.......................................    14,440      11,975
  Deferred revenue..........................................     7,907       9,276
                                                              --------    --------
          Total current liabilities.........................    30,400      34,567
                                                              --------    --------
Long-Term Liabilities
  Deferred revenue..........................................       954       1,304
                                                              --------    --------
Stockholders' Equity
  Preferred stock, $.001 par value -- 5,000,000 shares
     authorized; 18,750 and zero shares issued and
     outstanding respectively...............................        --          --
Common stock, $.001 par value -- 50,000,000 shares
  authorized; 29,940,804 and 26,734,762 shares issued and
  outstanding, respectively.................................        30          27
Additional paid-in capital..................................   120,191      85,903
Retained deficit............................................   (89,228)     (6,118)
Unrealized loss from available-for-sale securities..........       (11)        (43)
Cumulative translation adjustment...........................      (338)       (592)
                                                              --------    --------
          Total stockholders' equity........................    30,644      79,177
                                                              --------    --------
                                                              $ 61,998    $115,048
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              AUSPEX SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             UNREALIZED
                                                                                             (LOSS) GAIN
                                                                                                FROM
                               COMMON STOCK       PREFERRED STOCK   ADDITIONAL   RETAINED    AVAILABLE-    CUMULATIVE
                            -------------------   ---------------    PAID-IN     EARNINGS     FOR-SALE     TRANSLATION
                              SHARES     AMOUNT   SHARES   AMOUNT    CAPITAL     (DEFICIT)   SECURITIES    ADJUSTMENT     TOTAL
                            ----------   ------   ------   ------   ----------   ---------   -----------   -----------   --------
BALANCE, JUNE 30, 1997....  25,004,965    $25         --     $--     $ 78,435    $ 50,261       $ (5)         $(400)     $128,316
Issuance of common stock
  to employees............     689,075      1         --     --         3,715          --         --             --         3,716
Tax benefits related to
  exercise of stock
  options.................          --     --         --     --           606          --         --             --           606
Unrealized gain on
  available-for-sale
  securities..............          --     --         --     --            --          --         43             --            43
Translation adjustment....          --     --         --     --            --          --         --           (158)         (158)
Net Loss..................          --     --         --     --            --     (17,334)        --             --       (17,334)
                            ----------    ---     ------     --      --------    --------       ----          -----      --------
BALANCE, JUNE 30, 1998....  25,694,040     26                          82,756      32,927         38           (558)      115,189
Issuance of common stock
  to employees............   1,040,722      1         --     --         3,147          --         --             --         3,148
Unrealized loss on
  available-for-sale
  securities..............          --     --         --     --            --          --        (81)            --           (81)
Translation adjustment....          --     --         --     --            --          --         --            (34)          (34)
Net loss..................          --     --         --     --            --     (39,045)        --             --       (39,045)
                            ----------    ---     ------     --      --------    --------       ----          -----      --------
BALANCE, JUNE 30, 1999....  26,734,762     27         --     --        85,903      (6,118)       (43)          (592)       79,177
Issuance of common stock
  to employees............   2,104,725      2         --     --         7,096          --         --             --         7,098
Issuance of preferred
  stock...................          --     --     25,000     --        24,843          --         --             --        24,843
Conversion of preferred
  stock into common
  stock...................     998,299      1     (6,250)    --            (1)         --         --             --            --
Issuance of common stock
  dividends...............     103,018     --         --     --           698        (698)        --             --            --
Accretion of fair value of
  warrants................          --     --         --     --         1,109      (1,109)        --             --            --
Accretion of preferred
  stock discount..........          --     --         --     --           543        (543)        --             --            --
Unrealized gain on
  available-for-sale
  securities..............          --     --         --     --            --          --         32             --            32
Translation adjustment....          --     --         --     --            --          --         --            254           254
Net loss..................          --     --         --     --            --     (80,760)        --             --       (80,760)
                            ----------    ---     ------     --      --------    --------       ----          -----      --------
BALANCE, JUNE 30, 2000....  29,940,804    $30     18,750     $--     $120,191    $(89,228)      $(11)         $(338)     $ 30,644
                            ==========    ===     ======     ==      ========    ========       ====          =====      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              AUSPEX SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEARS ENDED
                                                             --------------------------------
                                                             JUNE 30,    JUNE 30,    JUNE 30,
                                                               2000        1999        1998
                                                             --------    --------    --------
Cash Flows from Operating Activities
  Net loss.................................................  $(80,760)   $(39,045)   $(17,334)
  Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities
     Depreciation and amortization.........................     9,123      13,332      14,378
     Restructuring charges, net of tax.....................    17,642          --       5,903
     Changes in assets and liabilities:
       Decrease in accounts receivable.....................    13,646       5,268      17,488
       (Increase) decrease in inventories..................     3,751      (2,931)      2,188
       (Increase) decrease in income tax receivable........     4,865       4,145      (9,010)
       (Increase) decrease in deferred tax assets..........        --       8,970      (1,661)
       (Increase) decrease in prepaid expenses and other...       939        (205)        157
       Increase (decrease) in accounts payable.............    (5,263)      3,250       3,160
       Decrease in accrued liabilities.....................    (5,735)       (513)       (666)
       Increase (decrease) in deferred revenue.............    (1,719)      1,130         (41)
                                                             --------    --------    --------
     Net cash (used in) provided by operating activities...    43,553      (6,599)     14,562
                                                             --------    --------    --------
Cash Flows from Investing Activities
  Purchases of available-for-sale short-term investments...    (4,791)    (38,016)    (25,096)
  Proceeds from sales/maturities of available-for-sale
     short-term investments................................    15,197      49,339      33,520
  Purchase of property and equipment.......................    (2,682)    (15,205)    (28,894)
  Change in other assets...................................       657        (236)         --
                                                             --------    --------    --------
     Net cash (used in) provided by investing activities...     8,381      (4,118)    (20,470)
                                                             --------    --------    --------
Cash Flows from Financing Activities
  Proceeds from sale of common stock.......................     7,098       3,148       4,322
  Proceeds from sale of preferred stock....................    24,843
  Proceeds from sale and leaseback of equipment............        --      10,883          --
                                                             --------    --------    --------
     Net cash provided by financing activities.............    31,941      14,031       4,322
                                                             --------    --------    --------
Effect of Exchange Rate Changes on Cash....................       254         (34)       (158)
                                                             --------    --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents.......    (2,977)      3,280      (1,744)
Cash and Cash Equivalents, Beginning of Year...............    26,592      23,312      25,056
                                                             --------    --------    --------
Cash and Cash Equivalents, End of Year.....................  $ 23,615    $ 26,592    $ 23,312
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              AUSPEX SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

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

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation Prior to the first quarter of fiscal 2000, the Company's fiscal year ended on the last day of the quarter within the year ended June 30. Beginning fiscal year 2000, the Company is operating and reporting on a 52-53 week fiscal year. Accordingly, the Company's fiscal year 2000 ended on July 1, 2000. The Company's fiscal quarters end on the Saturday of the thirteenth week of the quarter. For presentation purposes, the financial statements reflect the calendar month-end date. The change in reporting periods did not have a material effect on the accompanying consolidated financial statements for fiscal 2000.

     Principles of Consolidation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

     Estimates in the Preparation of Consolidated Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Foreign Currency Translations The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, gains and losses resulting from the translation of the subsidiaries' financial statements are reported as a separate component of stockholders' equity.

     Revenue Recognition Product revenue includes hardware sales and software license fees. Effective July 1, 1997, the Company changed its revenue recognition policy on system sales to end users such that revenues from system sales are generally recognized upon shipment. Previously, the Company generally recognized system sales to end users when the equipment had been shipped, installed and accepted by the end user. The reason for this change was to better conform the Company's policy with industry practices. The impact of this change did not have a material effect on the Company's consolidated financial statements. The installation of the Company's systems is not considered a significant obligation and acceptance by the customer is not considered a significant uncertainty. Revenues from upgrade sales are generally recognized at the time the equipment is shipped. Provisions for product sales returns and allowances are recorded in the same period as the related revenue. Revenues earned under software license agreements are recognized in accordance with Statement of Position ("SOP") 97-2. Software revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, collectibility is probable and vendor specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement.

     Service revenue includes installation, maintenance and training, and is recognized ratably over the contractual period or as the services are provided.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is currently evaluating the effect

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2000

that such adoption may have on the consolidated results of operations and financial position and will be required to adopt SAB 101 in the fourth quarter of fiscal 2001.

     Cash, Cash Equivalents and Short-Term Investments For purposes of the statement of cash flows, all cash equivalents consist of investments in money market deposits, commercial paper, and US Agency bonds with original maturities of three months or less. Substantially all short-term investments consist of corporate bonds, commercial paper, certificate of deposits, and US Agency bonds, which the Company intends to hold between three and twelve months.

     The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included in other income in the consolidated statements of operations.

     At June 30, 2000, the Company's available-for-sale securities had contractual maturities that expire at various dates through May 2001. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities.

     At June 30, 2000 and 1999, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type are as follows (in thousands):

                                                   AMORTIZED    AGGREGATE       UNREALIZED
                                                     COST       FAIR VALUE    GAINS (LOSSES)
                                                   ---------    ----------    --------------
JUNE 30, 2000
Available-for-Sale Securities
     US Agency (Gov't)...........................   $ 4,609      $ 4,601           $ (8)
     Certificate of deposit......................     2,001        2,000             (1)
     Corp Bonds..................................     1,675        1,683              8
     Money market................................     2,317        2,317             --
     Commercial paper............................     4,984        4,974            (10)
                                                    -------      -------           ----
          Total Investment in Securities.........   $15,586      $15,575           $(11)
                                                    =======      =======           ====
JUNE 30, 1999
Available-for-Sale Securities
     US Agency (Gov't)...........................   $13,308      $13,281           $(27)
     Auction rate securities.....................     2,900        2,900             --
     Certificate of deposit......................     1,999        1,996             (3)
     Corporate bonds.............................     2,507        2,498             (9)
     Money market................................     3,380        3,380             --
     Commercial paper............................     5,022        5,018             (4)
                                                    -------      -------           ----
          Total Investment in Securities.........   $29,116      $29,073           $(43)
                                                    =======      =======           ====

     In fiscal year 2000, there were no significant gains or losses realized on the Company's cash equivalents or short-term investments.

     Supplemental Statement of Cash Flows Disclosures Cash paid for interest during fiscal 2000, 1999 and 1998 was approximately $13,000, $11,000 and $38,000, respectively. Cash paid for income taxes during fiscal 2000, 1999 and 1998 was approximately $379,000, $726,000, and $1,621,000, respectively. Net inventory capitalized into property and equipment was approximately $2,059,000 and $4,234,000 for fiscal 2000 and

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2000

1999, respectively. No inventory was capitalized into property and equipment in fiscal 1998. In fiscal 1998, non-cash activity consisted of approximately $606,000 from tax benefits related to exercise of stock options.

     Concentrations of Credit Risk Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. The Company's cash investment policy limits the amount of credit exposure to any one issuer and restricts purchase of these investments from issuers evaluated as creditworthy. Concentrations of credit risk in trade receivables is limited as a result of the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies.

     Inventories Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consisted of the following (in thousands):

                                                          JUNE 30,    JUNE 30,
                                                            2000        1999
                                                          --------    --------
Purchased materials.....................................   $1,481     $ 4,158
Systems in process......................................    2,322       4,044
Finished goods..........................................    1,292       2,703
                                                           ------     -------
                                                           $5,095     $10,905
                                                           ======     =======

     Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at June 30, 2000 and 1999.

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

     Property And Equipment Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Computer and manufacturing equipment....  1.5 to 5 years
System spares...........................  2 to 3 years
Furniture and fixtures..................  3 years
Leasehold improvements..................  Shorter of the lease term or estimated useful life

     Software Development Costs The Company accounts for software development costs in compliance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Capitalization of software development costs begins upon the determination of technological feasibility. The determination of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. No amounts were capitalized in fiscal 2000, 1999 and 1998.

     Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on an individual product basis and is the greater of the amount computed on a units-sold basis or straight-line basis over the estimated economic life of the product. Amortization of software development costs amounted to $12,000 and $343,000 for the fiscal years ended June 30, 1999 and 1998, respectively. Capitalized software development costs were fully amortized as of June 30, 1999 and no amounts were amortized in fiscal 2000.

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2000

     Accrued Liabilities Accrued liabilities consisted of the following (in thousands):

                                                           JUNE 30,    JUNE 30,
                                                             2000        1999
                                                           --------    --------
Payroll, bonus and vacation..............................  $ 3,428     $ 6,616
Restructuring............................................    4,257         452
Other....................................................    6,755       4,907
                                                           -------     -------
                                                           $14,440     $11,975
                                                           =======     =======

     Net Loss Per Share Basic net loss per share is computed based only on the weighted average number of common shares outstanding during the period and does not give effect to the dilutive effect of common equivalent shares, such as stock options and conversion of preferred stock Diluted net income per share is computed based on the weighted average number of common shares plus dilutive potential common shares calculated in accordance with the treasury stock method.

                                                                   YEAR ENDED JUNE 30,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Net loss...................................................  $(80,760    $(39,045)   $(17,334)
                                                             ========    ========    ========
Basic Loss Per Share
  Net loss available to common stockholders................  $(83,110)   $(39,045)   $(17,334)
  Weighted average common shares outstanding...............    28,126      25,978      25,268
                                                             --------    --------    --------
  Basic net loss per share.................................  $  (2.95)   $  (1.50)   $  (0.69)
                                                             ========    ========    ========
Diluted Net Loss Per Share
  Net loss available to common stockholders................  $(83,110)   $(39,045)   $(17,334)
                                                             --------    --------    --------
  Weighted average common shares outstanding...............    28,126      25,978      25,268
  Dilutive potential common shares from stock options......        --          --          --
                                                             --------    --------    --------
  Weighted average common shares and dilutive potential
     common shares.........................................    28,126      25,978      25,268
                                                             --------    --------    --------
  Diluted net loss per share...............................  $  (2.95)   $  (1.50)   $  (0.69)
                                                             ========    ========    ========

     All options outstanding during fiscal 2000 and 1999, approximately 6,239,522 and 4,887,000 shares respectively, were excluded from the computation of diluted loss per share since their inclusion would have been anti-dilutive due to the loss available to common stockholders.

     Employee Stock Plans In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board ("AFB") Opinion No. 25 and related interpretations to account for its employee stock option and stock purchase plans, and accordingly, does not recognize compensation expense. Note 6 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net loss and net loss per share as if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

     Comprehensive Income The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of fiscal 1999. SFAS No. 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. The Company's comprehensive loss includes unrealized holding gains (losses) on available-for-sale securities and foreign currency translation adjustments.

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2000

     The following table sets forth the components of other comprehensive income
(loss) net of income tax for the year ended June 30 (in thousands):

                                                                       YEAR ENDED JUNE 30,
                                 ------------------------------------------------------------------------------------------------
                                              2000                             1999                             1998
                                 ------------------------------   ------------------------------   ------------------------------
                                              TAX       NET-OF-                TAX       NET-OF-                TAX       NET-OF-
                                 PRE-TAX   (EXPENSE)      TAX     PRE-TAX   (EXPENSE)      TAX     PRE-TAX   (EXPENSE)      TAX
                                 AMOUNT    ON BENEFIT   AMOUNT    AMOUNT    ON BENEFIT   AMOUNT    AMOUNT    ON BENEFIT   AMOUNT
                                 -------   ----------   -------   -------   ----------   -------   -------   ----------   -------
Other comprehensive income
  (loss):
  Unrealized holding gains
    (losses) on
    available-for-sale
    securities.................   $ 32        $--        $ 32      $ (81)      $--        $ (81)    $  43       $(15)      $  28
  Foreign currency Translation
    adjustment.................    254         --         254        (34)       --          (34)     (158)        56        (102)
                                  ----        ---        ----      -----       ---        -----     -----       ----       -----
                                  $286        $--        $286      $(115)      $--        $(115)    $(115)      $ 41       $ (74)
                                  ====        ===        ====      =====       ===        =====     =====       ====       =====

     Segments In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 changes the way companies report selected segment information in annual financial statements and also requires companies to report selected segment information in interim financial reports to stockholders. The Company operates in one reportable segment. SFAS No. 131 has been implemented by the Company. Note 9 to the Consolidated Financial Statements contains a summary table of industry segment, geographic and customer information.

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

     Reclassification The Company has reclassified certain prior year balances from selling, general and administrative expenses to cost of service revenues to reflect costs associated with service revenue to conform to the current year presentation. The amount of reclassification for the year ended June 30, 1998 was approximately $3,045,000.

 3. LINE OF CREDIT

     In December 1999, the Company entered into a revolving line of credit agreement with a bank under which it can borrow up to $15,000,000. The line of credit bears interest as follows, each Euro dollar rate loan shall bear interest at a per annum rate of 2.25 percentage points above the adjusted LIBOR rate (The LIBOR rate was 6.78% at June 30, 2000); all other obligations shall bear interest at a per annum rate of .25 percentage points above the Prime Rate (The Prime Rate equals 9.50% at June 30, 2000). The line of credit expires on December 22, 2002. At June 30, 2000 there were no borrowings outstanding under the line of credit agreement. There were commitments against the line of credit for two letters of credit totaling approximately $2,824,000, as of June 30, 2000. The line of credit is secured by the Company's inventory and accounts receivable. The line of credit agreement contains certain financial covenants determined on a quarterly basis. During the third and fourth quarters of fiscal 2000, the company was out of compliance with certain covenants, but obtained waivers for the non-compliance from the bank.

 4. COMMITMENTS AND CONTINGENCIES

     Facilities and equipment are leased under various operating leases. Rent expense was approximately $6,300,000, $5,204,000, and $4,720,000, for fiscal 2000, 1999 and 1998, respectively. During 1997, the Company entered into lease agreements for four buildings in Santa Clara, California. The leases for these

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2000

facilities commenced in March 1998 and expire in February 2010. During fiscal 1999, the Company entered into a sub-lease agreement for one building in its Santa Clara facility. During fiscal year 2000, the Company renegotiated the existing lease agreements for the facilities in Santa Clara and consolidated from four buildings into one building, and was released from all remaining lease obligations related to the vacated buildings.

     As of June 30, 2000, future minimum gross lease payments under non-cancelable leases were as follows (in thousands):

                                                                                     NET
                                                        OPERATING    SUB-LEASE    OPERATING
                YEARS ENDING JUNE 30,                    LEASES      PAYMENTS      LEASES
                ---------------------                   ---------    ---------    ---------
     2001.............................................   $ 8,012      $(1,538)     $ 6,474
     2002.............................................     5,848       (1,575)       4,273
     2003.............................................     3,342       (1,613)       1,729
     2004.............................................     2,250           --        2,250
     2005.............................................     1,966           --        1,966
     Thereafter.......................................     8,558           --        8,558
                                                         -------      -------      -------
          Total minimum lease payments................   $29,976      $(4,726)     $25,250
                                                         =======      =======      =======

 5. RESTRUCTURING COSTS

     In the quarter ended March 31, 2000, the Company recorded restructuring charges totaling approximately $17,642,000. These charges reflect steps the Company is taking to strengthen its competitiveness in the growing Network Attached Storage market, streamline operations and reduce overall costs. The restructuring charges are comprised primarily of $3,800,000 for reduction of personnel and $13,842,000 to retire excess equipment and other assets related to the restructuring of company operations. In connection with the restructuring charges taken in the quarter ended March 31, 2000, the Company terminated 169 employees and consolidated all of its Santa Clara headquarters activities into one facility. The Company substantially completed the implementation of the restructuring plan at the end of May 2000.

     In the quarter ended June 30, 1998, the Company recorded restructuring charges totaling $7,349,000. These charges reflect steps the Company took to improve its product development efforts, streamline operations and reduce overall costs. The restructuring charges comprised $1,100,000 for severance and benefits related to reduction of personnel due to consolidation of certain operations, $1,200,000 for consolidation of excess facilities and $5,049,000 to write off or write down equipment and other assets related to operations and activities that the Company has exited. In connection with the restructuring charges taken in the quarter ended June 30, 1998, the Company terminated 84 employees as of the fiscal year ended June 30, 1998. The employee groups affected by the reduction in force included engineering, sales, marketing, customer service and operations. The implementation of the restructuring plan was substantially completed at the end of September 1998.

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2000

     The following table summarizes the Company's restructuring activity for the fiscal years ended 2000, 1999 and 1998, respectively, (in thousands):

                                                                        EXCESS
                                            SEVERANCE                  EQUIPMENT
                                               AND         EXCESS      AND OTHER
                                            BENEFITS     FACILITIES     ASSETS       TOTAL
                                            ---------    ----------    ---------    --------
Restructuring amounts.....................   $ 1,100       $1,200      $  5,049     $  7,349
Cash charges..............................    (1,100)        (800)           --       (1,900)
Non-cash charges..........................        --           --        (4,034)      (4,034)
                                             -------       ------      --------     --------
Reserve balances, June 30, 1998...........        --          400         1,015        1,415
                                             -------       ------      --------     --------
Non-cash charges..........................        --          (86)         (877)        (963)
                                             -------       ------      --------     --------
Reserve balances, June 30, 1999...........        --          314           138          452
                                             -------       ------      --------     --------
Restructuring amounts.....................     3,800           --        13,842       17,642
Cash Charges..............................    (3,511)        (314)                    (3,825)
Non-cash charges..........................        --           --       (10,012)     (10,012)
                                             -------       ------      --------     --------
Reserve balances, June 30, 2000...........   $   289       $   --      $  3,968     $  4,257
                                             =======       ======      ========     ========

 6. STOCK OPTION AND STOCK PURCHASE PLANS

     The Company has four stock option plans, the 1988 Employee Stock Option Plan ("1988 Plan"), the 1997 Stock Plan ("1997 Plan"), the 1998 Non-Statutory Stock Option Plan ("1998 Plan") and the Directors' Stock Option Plan ("Directors' Plan"), and an employee stock purchase plan ("1993 Employee Stock Purchase Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and diluted earnings (loss) per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

                                                       2000        1999        1998
                                                     --------    --------    --------
Net loss available to common stockholders:
  As reported......................................  $(83,110)   $(39,045)   $(17,334)
  Pro forma........................................  $(92,859)   $(43,676)   $(22,301)
Diluted loss per share:
  As reported......................................  $  (2.95)   $  (1.50)   $  (0.69)
  Pro forma........................................  $  (3.30)   $  (1.68)   $  (0.88)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 5.8%, 5.0% and 5.5%, respectively; expected volatility of 144%, 81% and 68%, respectively; no expected dividends, and an expected life of
0.53 years beyond the vest date for each year's vesting increment of an option.

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

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2000

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

     The Company may sell up to 2,100,000 shares of stock to its regular full-time employees under the 1993 Employee Stock Purchase Plan. The Company has sold 152,859, 357,101, and 282,337 shares in 2000, 1999 and 1998, respectively, and has sold 1,444,300 shares through June 30, 2000. The Company sells shares at 85% of the lower of the stock's closing market price on the subscription or purchase date of the six-month offering period. The weighted-average fair value of shares sold in 2000, 1999 and 1998, respectively, was $6.49, $3.71, and $6.00, respectively.

     The Company could grant options for up to 10,000,000 shares under the 1988 Plan which expired in April 1998. The Company has 415,394 options outstanding at June 30, 2000. The option exercise price is not less than 100% of the fair value of the shares on the date of grant, except that non-statutory options may be granted at 85% of such fair value. The 1988 Plan options are fully vested after five years and expire after ten years. For options granted after November 20, 1997, options are generally fully vested after four years and expire after ten years.

     Stockholders approved the 1997 Plan in April 1998. The Company may grant options for up to 9,250,000 shares under the 1997 Plan. The Company has 1,115,438 options outstanding at June 30, 2000. The option exercise price is not less than 100% of the fair value of the shares on the date of grant, except that non-statutory options may be granted at 85% of such fair value. The 1997 Plan options are generally fully vested after four years and expire after ten years.

     The Board of Directors approved the 1998 Plan in August 1998. The Company may grant options for up to 3,000,000 shares under the 1998 Plan. The Company has 2,267,138 options outstanding at June 30, 2000. The options exercise price is not less than 100% of the fair value of the shares on the date of grant. The 1998 Plan options are generally fully vested after four years and expire after ten years.

     The Company may grant options for up to 825,000 shares under the Directors' Plan. The Company has 40,000 options outstanding at June 30, 2000. The option exercise price equals the closing price of the stock on the day of the grant. The options are generally fully vested after four years and expire after ten years.

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2000

     A summary of the status of the Company's stock option plans at June 30, 2000, 1999 and 1998 incorporating changes during the years then ended is presented in the table below (share amounts in thousands):

                                         2000                1999                1998
                                   -----------------   -----------------   -----------------
                                   WEIGHTED-AVERAGE    WEIGHTED-AVERAGE    WEIGHTED-AVERAGE
                                   -----------------   -----------------   -----------------
                                            EXERCISE            EXERCISE            EXERCISE
                                   SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                   ------   --------   ------   --------   ------   --------
Outstanding at beginning of
  year...........................   4,857    $4.68      4,583    $9.45      4,080    $ 9.07
Granted..........................   6,083    $7.74      2,610    $6.34      2,565    $ 9.71
Exercised........................  (1,952)   $3.13       (684)   $2.67       (410)   $ 4.89
Cancelled........................  (2,749)   $6.20     (1,622)   $6.13     (1,652)   $10.04
                                   ------              ------              ------
Outstanding at end of year.......   6,239    $7.52      4,887    $4.68      4,583    $ 9.45
                                   ======              ======              ======
Exercisable end of year..........   1,605    $7.26      1,158    $3.42      1,303    $ 8.91
                                   ======              ======              ======
Weighted fair value per option
  granted........................            $4.75               $1.83               $ 4.71

                                                        JUNE 30, 2000
                           ------------------------------------------------------------------------
                                       OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                           --------------------------------------------   -------------------------
        RANGE OF                    WEIGHTED-AVERAGE   WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
     EXERCISE PRICES       NUMBER   REMAINING YEARS     EXERCISE PRICE    NUMBER    EXERCISE PRICE
     ---------------       ------   ----------------   ----------------   ------   ----------------
$1.94 - $ 6.25...........  1,045          7.99              $3.99           446         $3.03
$6.28 - $ 6.28...........  1,777          9.86              $6.28           158         $6.28
$6.75 - $ 8.88...........    480          8.84              $7.47           110         $7.57
$9.44 - $12.13...........  2,937          5.46              $9.52           891         $9.52
                           -----                                          -----
$1.94 - $12.13...........  6,239          7.39              $7.52         1,605         $7.26
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

 7. PREFERRED STOCK

     On January 18, 2000, the Company sold $25 million of its Series B Convertible Preferred Stock to four institutional investors in a private placement. The Series B Convertible Preferred Stock is non-voting, carries a 7% per annum cumulative dividend, which may be paid in cash or Common Stock, and is convertible into the Company's Common Stock at an 8% discount. In connection with the sale, the Company issued four-year warrants to purchase an aggregate of 1,605,136 shares of the Company's Common Stock at a price of $8.5663 per share. During the year ended June 30, 2000, the Company recorded $2,350,000 in dividends to holders of the Series B Convertible Preferred Stock as a result of the 7% dividend, the 8% conversion discount and the warrants. Each share of this stock has liquidation value of $1,000 and pays annual dividends of 7% on a quarterly basis, payable in cash or stock. Each share of Series B Preferred Stock is non-voting and is convertible into Common Stock as set forth in detail in the Certificate of Designations, Preferences and Rights of Series B Preferred Stock filed with the Secretary of State of the State of Delaware on January 18, 2000.

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2000

 8. INCOME TAXES

     The provision for (benefit from) income taxes is based upon the loss before income taxes as follows:

                                                           YEARS ENDED JUNE 30,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Domestic...........................................  $(80,481)   $(39,381)   $(29,032)
Foreign............................................  $    418    $    553    $  2,364
                                                     --------    --------    --------
          Total....................................  $(80,063)   $(38,828)   $(26,668)
                                                     ========    ========    ========

     The provision for (benefit from) income taxes consisted of the following (in thousands):

                                                              YEARS ENDED JUNE 30,
                                                             -----------------------
                                                             2000    1999     1998
                                                             ----    ----    -------
Current:
     Federal...............................................  $ --    $ --    $(6,992)
     State.................................................    80      --        (68)
     Foreign...............................................   617     217      1,049
                                                             ----    ----    -------
                                                              697     217     (6,011)
                                                             ----    ----    -------
Deferred (benefit):
     Federal...............................................    --      --     (3,278)
     State.................................................    --      --        (45)
                                                             ----    ----    -------
                                                               --      --     (3,323)
                                                             ----    ----    -------
Net tax provision(benefit).................................  $697    $217    $(9,334)
                                                             ====    ====    =======

     The provision for (benefit from) income taxes is reconciled with the Federal statutory rate as follows:

                                                           YEARS ENDED JUNE 30,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
Provision (benefit) computed at Federal statutory @
  35% rate..........................................  $(28,022)   $(13,590)   $(9,334)
     Increase in valuation allowance................    42,205      13,590         --
     State taxes, net of Federal tax benefit........    (3,585)         --       (113)
     Research and development and other credits.....    (1,163)         --     (1,300)
     Foreign taxes and other........................    (8,738)        217      1,413
                                                      --------    --------    -------
     Net tax provision (benefit)....................  $    697    $    217    $(9,334)
                                                      ========    ========    =======
     Net effective tax rate.........................        (1)%         0%        35%
                                                      ========    ========    =======

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2000

     The components of the net deferred tax asset are as follows:

                                                              JUNE 30,    JUNE 30,
                                                                2000        1999
                                                              --------    --------
Net operating losses........................................  $ 41,355    $  8,009
Depreciation and asset basis differences....................     1,877       1,782
Inventory reserve...........................................     3,007       3,028
Other reserves and accruals, not currently deductible for
  tax purposes..............................................     3,664         820
Restructuring reserve.......................................     1,706         176
Other and Credits...........................................     4,186        (225)
                                                              --------    --------
Gross deferred tax asset....................................  $ 55,795    $ 13,590
Less: valuation allowance...................................   (55,795)    (13,590)
                                                              --------    --------
Net deferred tax asset......................................  $     --    $     --
                                                              ========    ========

     As of June 30, 2000, the Company had gross deferred tax assets of approximately $55.8 million. Due to the uncertainty surrounding the realization of the future tax attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets.

     As of June 30, 2000, the Company had NOL carryforwards of approximately $107.0 million and $77.0 million for federal and state tax purposes, respectively. If not utilized, the Federal NOL carryforwards expire through 2019 and the state NOL carryforwards will begin to expire in 2003. The Company also has research credits of approximately $2.0 million and $2.2 million for federal and state tax purposes, respectively. If not utilized, the federal research credits begin to expire through 2019.

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

     Revenues and long-lived assets by geography (net of accumulated depreciation) consisted of the following for the years ended June 30, (in thousands):

                                     2000                   1999                    1998
                             --------------------   ---------------------   ---------------------
                                       LONG LIVED              LONG LIVED              LONG LIVED
                             REVENUE     ASSETS     REVENUE      ASSETS     REVENUE      ASSETS
                             -------   ----------   --------   ----------   --------   ----------
United States..............  $46,017    $14,189     $ 75,951    $27,966     $110,801    $32,523
Europe.....................   18,564        493       19,330        625       28,689        860
Pacific Rim................   11,443        377       13,453        249       23,388        229
Canada.....................    6,175         --        4,741          1        6,034          5
                             -------    -------     --------    -------     --------    -------
          Total............  $82,199    $15,059     $113,475    $28,841     $168,912    $33,617
                             =======    =======     ========    =======     ========    =======

     In fiscal 2000, no customers accounted for more than 10% of revenues. One customer accounted for 20% of total revenues in each of fiscal 1999 and 1998.

10. EVENTS SUBSEQUENT TO DATE OF AUDITORS REPORT (UNAUDITED)

     On August 15, 2000, the Company's stockholders authorized an increase in the number of shares of Common Stock of the Company from 50,000,000 to 120,000,000.

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2000

     The remaining 75% of the Company's outstanding Series B Preferred Stock has been converted into 3,394,781 shares of common stock, effective September 15, 2000, in accordance with the terms and conditions of the Series B Preferred Stock and related agreements, dated January 18, 2000. The Company now has no outstanding preferred stock.

     On September 25, 2000, the Company completed a private placement of 11,320,953 shares of common stock at a price of $7.9625 per share, resulting in gross proceeds of $90.1 million. The participants in this private placement include both existing and new shareholders.

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2000

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation for our report included in this Form 10-K into the Company's previously filed Registration Statements on Form S-8 (Nos. 33-67100, 33-76640, 333-00886, 333-56305, 333-71115, 333-56307 and 333-94545) and on Form S-3 (Nos. 333-40452
and 333-30672).

/s/ ARTHUR ANDERSEN LLP

                              AUSPEX SYSTEMS, INC.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                             ADDITIONS   ADDITIONS
                                                BALANCE AT    CHARGED     CHARGED                 BALANCE AT
                                                BEGINNING       TO        AGAINST                    END
                 DESCRIPTION                    OF PERIOD     EXPENSE    REVENUES    DEDUCTIONS   OF PERIOD
                 -----------                    ----------   ---------   ---------   ----------   ----------
Accounts Receivable Allowances:
  Year ended June 30, 1998....................    $1,193      $   220      $556       $   (260)     $1,709
  Year ended June 30, 1999....................     1,709          408        51           (761)      1,407
  Year ended June 30, 2000....................     1,407           --       703           (390)      1,720
Restructuring Reserve:
  Year ended June 30, 1998....................    $   --      $ 7,349      $ --       $ (5,934)     $1,415
  Year ended June 30, 1999....................     1,415           --        --           (963)        452
  Year ended June 30, 2000....................       452       17,642        --        (13,837)      4,257

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                               DESCRIPTION
-------------                           -----------
 3.1(1)         Certificate of Incorporation of Registrant as amended to
                date.
 3.2(1)         By-laws of Registrant as amended to date.
 4.1(2)         Preferred Shares Rights Agreement between the Registrant and
                The First National Bank of Boston as Rights Agent dated
                April 19, 1995.
 4.2(3)         Registration Rights Agreement, dated as of January 18, 2000, between Registrant and the investors named therein.
 4.3(3)         Certificate of Designations, Preferences and Rights of
                Series B Convertible Preferred Stock as filed with the
                Secretary of State of the State of Delaware on January 18,
                2000.
 4.4(3)         Registration and Information Rights Agreement dated January
                31, 1992.
10.1(1)(4)      1988 Stock Option Plan and forms of Incentive Stock Option
                Agreements and Nonstatutory Stock Option Agreements, as
                amended to date.
10.2(4)(7)      1993 Directors' Stock Option Plan and forms of Option
                Agreements, as amended to date.
10.3(4)(5)      1993 Employee Stock Purchase Plan and forms of Option
                Agreements, as amended to date.
10.4(4)(18)     1997 Stock Plan and Form of Stock Option Agreement, as
                amended to date.
10.5(4)         1998 Non-Statutory Stock Plan and form of Stock Option
                Agreement, as amended to date.
10.6(4)(6)      Employee Stock Option agreement, as amended, dated April 18,
                2000 between Registrant and Gary J. Sbona.
10.7(3)         Form of Warrant to Purchase Common Stock, dated January 18,
                2000, issued to certain investors.
10.8(3)         Securities Purchase Agreement, dated as of January 18, 2000, between Registrant and the investors listed on the Schedule of Buyers attached thereto.
10.9(6)         Retainer Agreement between Company and Regent Pacific
                Management Corporation, effective February 15, 2000.
10.10(1)(4)     401(k) Plan, as amended to date.
10.11(1)(4)     Summary of Executive Bonus Program.
10.12(1)(4)     Form of Directors' and Officers' Indemnification Agreement
                with all of its Directors and Officers.
10.13(1)(8)     OEM Agreement, dated March 9, 1993, between the Registrant and Fuji Xerox Company, Ltd.
10.14(1)(8)     Distributor Agreement, dated June 6, 1990, between the
                Registrant and Nissho Electronics Corporation.
10.15(8)        Distributor Agreement, dated June 6, 1990, between the
                Registrant and Nissho Electronics Corporation, as amended on
                July 29, 1997.
10.16(1)(8)     Agreement between the Registrant and Solectron Corporation, dated May 20, 1991, as amended on November 18, 1992.
10.17(1)        U.S. OEM Discount Agreement between the Registrant and Sun
                Microsystems, Inc., effective as of August 18, 1988, as
                amended by Addendum dated September 8, 1988 and Addendum
                dated September 14, 1989.
10.18(1)        Source Code License between the Registrant and Sun
                Microsystems, Inc., dated August 31, 1988, as amended on
                April 30, 1991, February 11, 1992 and March 18, 1992.
10.19(1)        NFS Software Agreement between the Registrant and Sun
                Microsystems, Inc., dated September 29, 1988.

   EXHIBIT
   NUMBER                               DESCRIPTION
-------------                           -----------
10.20(9)(10)    Software Agreement between the Registrant and AT&T
                Information Systems Inc., dated June 2, 1988, as amended by
                Supplement Number 1, Supplement Number 2, dated August 5,
                1988, and Supplement Number 3, dated August 10, 1990, as
                amended on June 28, 1993.
10.21(9)(10)    Sublicensing Agreement between the Registrant and AT&T
                Information Systems Inc., dated August 30, 1988, as amended on June 28, 1993.
10.22(1)        Software Agreement between the Registrant and UNIX System
                Laboratories, Inc., dated April 29, 1992.
10.23(1)        License Agreement with the Regents of the University of
                California, dated June 9, 1988, as amended by Addendum dated
                October 21, 1988.
10.24(11)(12)   Intel Corporation Purchase Agreement between Intel
                Corporation and the Registrant, dated March 22, 1994.
10.25(13)       Warranty and Service Provider Agreement between the
                Registrant and AT&T Global Information Systems, dated April
                15, 1994.
10.26(13)       SunSoft Technology License and Distribution Agreement
                between the Registrant and SunSoft, Inc., dated December 17,
                1993.
10.27(13)       Amendment No. 2 to Lease Agreement between the Registrant
                and WHC-SIX Real Estate, dated February 28, 1996.
10.28(13)       Interactive SPARC Software and Sublicensing Agreement
                between Auspex Systems, Inc. and Interactive systems
                Corporation, dated November 15, 1991.
10.29(14)       Lease Agreement by and Between South Bay/San Tomas
                Associates and Auspex Systems, Inc., dated January 14, 1997, for 2800 Scott Boulevard, Santa Clara facility.
10.30(14)       Lease Agreement by and Between South Bay/San Tomas
                Associates and Auspex Systems, Inc., dated January 14, 1997, for 2300, 2320, 2330 Central Expressway, Santa Clara
                facility.
10.31(16)       Form of Change of Control Severance Agreement, filed on May
                12, 1999.
10.32(16)       Form of Change of Control Severance Agreement entered into the form of the Company and Bruce N. Moore, President and
                Chief Executive Officer, dated June 16, 1999.
10.33(15)       Software Support Agreement between the Registrant and AT&T dated July 10, 1997.
10.34(15)       Software Licensing Agreement between the Registrant and AT&T
                Corporation dated June 3, 1997, as amended on September 14,
                1998.
10.35(15)       Source License Agreement between the Registrant and
                Programmed Logic Corp. Dated July 1, 1998; Bundled Hardware
                OEM Binary License Agreement between the Registrant and
                Programmed Logic Corp. dated July 1, 1998; Read-Only License
                Agreement between the Registrant and Programmed Logic Corp.
                dated July 1, 1998.
10.36(15)       Master Value Added Distribution Agreement between the
                Registrant and Fuji Xerox Co. Ltd. dated May 21, 1997.
10.37(17)       Form of Change of Control Severance Agreement entered into between the Company and Hans H. Schwarz, Senior Vice
                President of Engineering, dated January 1, 2000.
21.1            Subsidiaries of Registrant.
23.1            Consent of Arthur Andersen LLP, Independent Public
                Accountants.
24.1            Power of Attorney (See Page 28).
27.1            Financial Data Schedule.

---------------
 (1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 33-60052), which was declared effective on May 11, 1993.

 (2) Incorporated by reference to Exhibit 1 filed in connection with the Registrant's Form 8-A, which was filed on April 20, 1995.

 (3) Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Registrant's Current Report on Form 8-K (File No. 0-21432), which was filed on January 19, 2000.

 (4) Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K pursuant to
     Item 14(c).

 (5) Incorporated by reference to exhibits filed in connection with the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders, which was filed on October 8, 1999.

 (6) Incorporated by reference to exhibits filed in response to Item 6(a), "Exhibits," filed in connection with Registrant's Form 10-Q for the quarter ended March 31, 2000 (File No. 0-21432), which was filed on May 11, 2000.

 (7) Incorporated by reference to exhibits filed in connection with Registrants' Proxy Statement for the 1997 Annual Meeting of Stockholders, which was filed on October 14, 1997.

 (8) Confidential treatment granted by order effective May 11, 1993.

 (9) Incorporated by reference to identically numbered exhibits filed in connection with Registrant's Form 10-K for the fiscal year ended June 25, 1993 (File No. 33-60052).

(10) Confidential treatment granted by order effective January 14, 1994.

(11) Incorporated by reference to Exhibit 10.1 filed in connection with Registrant's Form 10-Q for the quarter ended March 31, 1994 (File No. 0-21432), which was filed on May 16, 1994.

(12) Confidential treatment granted by order effective July 7, 1994.

(13) Incorporated by reference to exhibits filed in connection with the Registrant's Form 10-K for the fiscal year ended June 30, 1994 (File No. 0-21432), which was filed on September 28, 1994 and confidential treatment granted by order effective December 5, 1994.

(14) Incorporated by reference to exhibits filed in connection with Registrant's Form 10-K for the fiscal year ended June 30, 1997 (File No. 0-21432), which was filed on September 24, 1997.

(15) Incorporated by reference to exhibits filed in connection with Registrant's Form 10-K for the fiscal year ended June 30, 1999 (File No. 0-21432), which was filed on September 27, 1999.

(16) Incorporated by reference to exhibits in connection with Registrant's Form 10-Q for the quarter ended March 31, 1999 (File No. 0-21432), which was filed on May 12, 1999. Form of Change of Control Severance Agreement entered into between the Company and each of:

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

     -- John S. Coviello, Vice President of Research and Development

     -- Dorothy Krier, Vice President of Human Resources

     -- John P. Livingston, Vice President of Operations

     -- Fred J. Wiele, Vice President of Marketing, dated November 25, 1998

(17) Incorporated by reference to exhibits in connection with Registrant's Form 10-Q for the quarter ended December 31, 1999, which was filed on February 10, 2000.

(18) Incorporated by reference to exhibits filed in connection with Registrant's Proxy Statement for the Special Meeting of Stockholders held on April 23, 1998, which was filed on March 20, 1998.