Form 10-K/A
period 2000-06-30
AUSPEX SYSTEMS INC
filed 2000-10-10
CIK 860749

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................     1
          (a) 1. FINANCIAL STATEMENTS.................................     1
          2. FINANCIAL STATEMENT SCHEDULES............................     1
          3. EXHIBITS.................................................     1
          (b) REPORTS ON FORM 8-K.....................................     4
SIGNATURES............................................................     5
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..............................     6
CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS.............................    24
SUPPLEMENTAL SCHEDULES................................................    25

Explanatory Note: This Form 10-K/A amends Auspex Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The purpose of this report is to correct typographical errors in "Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form 10-K.

     The following consolidated financial statements of Auspex Systems, Inc. are filed as part of this Annual Report on Form 10-K.

1. FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................    6
Consolidated Statements of Operations for the years ended
  June 30, 2000, 1999 and 1998..............................    7
Consolidated Statements of Comprehensive Income for years
  ended June 30, 2000, 1999 and 1998........................    8
Consolidated Balance Sheets as of June 30, 2000 and 1999....    9
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 2000, 1999 and 1998..................   10
Consolidated Statements of Cash Flows for the years ended
  June 30, 2000, 1999 and 1998..............................   11
Notes to Consolidated Financial Statements..................   12

2. FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedules for each of the three years in the period ending June 30, 2000, 1999 and 1998 are submitted herewith:

                                                              PAGE
                                                              ----
Schedule II -- Valuation and Qualifying Accounts and           25
  Reserves..................................................

     (All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.)

3. EXHIBITS

     The following exhibits are included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K):

   EXHIBIT
   NUMBER                              DESCRIPTION
   -------                             -----------
3.1(1)         Certificate of Incorporation of Registrant as amended to
               date.
3.2(1)         By-laws of Registrant as amended to date.
4.1(2)         Preferred Shares Rights Agreement between the Registrant and
               The First National Bank of Boston as Rights Agent dated
               April 19, 1995.
4.2(3)         Registration Rights Agreement, dated as of January 18, 2000, between Registrant and the investors named therein.
4.3(3)         Certificate of Designations, Preferences and Rights of
               Series B Convertible Preferred Stock as filed with the
               Secretary of State of the State of Delaware on January 18,
               2000.
4.4(3)         Registration and Information Rights Agreement dated January
               31, 1992.
10.1(1)(4)     1988 Stock Option Plan and forms of Incentive Stock Option
               Agreements and Nonstatutory Stock Option Agreements, as
               amended to date.

   EXHIBIT
   NUMBER                              DESCRIPTION
   -------                             -----------
10.2(4)(7)     1993 Directors' Stock Option Plan and forms of Option
               Agreements, as amended to date.
10.3(4)(5)     1993 Employee Stock Purchase Plan and forms of Option
               Agreements, as amended to date.
10.4(4)(18)    1997 Stock Plan and Form of Stock Option Agreement, as
               amended to date.
10.5(4)        1998 Non-Statutory Stock Plan and form of Stock Option
               Agreement, as amended to date.
10.6(4)(6)     Employee Stock Option agreement, as amended, dated April 18,
               2000 between Registrant and Gary J. Sbona.
10.7(3)        Form of Warrant to Purchase Common Stock, dated January 18,
               2000, issued to certain investors.
10.8(3)        Securities Purchase Agreement, dated as of January 18, 2000, between Registrant and the investors listed on the Schedule of Buyers attached thereto.
10.9(6)        Retainer Agreement between Company and Regent Pacific
               Management Corporation, effective February 15, 2000.
10.10(1)(4)    401(k) Plan, as amended to date.
10.11(1)(4)    Summary of Executive Bonus Program.
10.12(1)(4)    Form of Directors' and Officers' Indemnification Agreement
               with all of its Directors and Officers.
10.13(1)(8)    OEM Agreement, dated March 9, 1993, between the Registrant and Fuji Xerox Company, Ltd.
10.14(1)(8)    Distributor Agreement, dated June 6, 1990, between the
               Registrant and Nissho Electronics Corporation.
10.15(8)       Distributor Agreement, dated June 6, 1990, between the
               Registrant and Nissho Electronics Corporation, as amended on
               July 29, 1997.
10.16(1)(8)    Agreement between the Registrant and Solectron Corporation, dated May 20, 1991, as amended on November 18, 1992.
10.17(1)       U.S. OEM Discount Agreement between the Registrant and Sun
               Microsystems, Inc., effective as of August 18, 1988, as
               amended by Addendum dated September 8, 1988 and Addendum
               dated September 14, 1989.
10.18(1)       Source Code License between the Registrant and Sun
               Microsystems, Inc., dated August 31, 1988, as amended on
               April 30, 1991, February 11, 1992 and March 18, 1992.
10.19(1)       NFS Software Agreement between the Registrant and Sun
               Microsystems, Inc., dated September 29, 1988.
10.20(9)(10)   Software Agreement between the Registrant and AT&T
               Information Systems Inc., dated June 2, 1988, as amended by
               Supplement Number 1, Supplement Number 2, dated August 5,
               1988, and Supplement Number 3, dated August 10, 1990, as
               amended on June 28, 1993.
10.21(9)(10)   Sublicensing Agreement between the Registrant and AT&T
               Information Systems Inc., dated August 30, 1988, as amended on June 28, 1993.
10.22(1)       Software Agreement between the Registrant and UNIX System
               Laboratories, Inc., dated April 29, 1992.
10.23(1)       License Agreement with the Regents of the University of
               California, dated June 9, 1988, as amended by Addendum dated
               October 21, 1988.
10.24(11)(12)  Intel Corporation Purchase Agreement between Intel
               Corporation and the Registrant, dated March 22, 1994.

   EXHIBIT
   NUMBER                              DESCRIPTION
   -------                             -----------
10.25(13)      Warranty and Service Provider Agreement between the
               Registrant and AT&T Global Information Systems,dated April
               15, 1994.
10.26(13)      SunSoft Technology License and Distribution Agreement
               between the Registrant and SunSoft, Inc., dated December 17,
               1993.
10.27(13)      Amendment No. 2 to Lease Agreement between the Registrant
               and WHC-SIX Real Estate, dated February 28, 1996.
10.28(13)      Interactive SPARC Software and Sublicensing Agreement
               between Auspex Systems, Inc. and Interactive systems
               Corporation, dated November 15, 1991.
10.29(14)      Lease Agreement by and Between South Bay/San Tomas
               Associates and Auspex Systems, Inc., dated January 14, 1997, for 2800 Scott Boulevard, Santa Clara facility.
10.30(14)      Lease Agreement by and Between South Bay/San Tomas
               Associates and Auspex Systems, Inc., dated January 14, 1997, for 2300, 2320, 2330 Central Expressway, Santa Clara
               facility.
10.31(16)      Form of Change of Control Severance Agreement, filed on May
               12, 1999.
10.32(16)      Form of Change of Control Severance Agreement entered into the form of the Company and Bruce N. Moore, President and
               Chief Executive Officer, dated June 16, 1999.
10.33(15)      Software Support Agreement between the Registrant and AT&T dated July 10, 1997.
10.34(15)      Software Licensing Agreement between the Registrant and AT&T
               Corporation dated June 3, 1997, as amended on September 14,
               1998.
10.35(15)      Source License Agreement between the Registrant and
               Programmed Logic Corp. Dated July 1, 1998; Bundled Hardware
               OEM Binary License Agreement between the Registrant and
               Programmed Logic Corp. dated July 1, 1998; Read-Only License
               Agreement between the Registrant and Programmed Logic Corp.
               dated July 1, 1998.
10.36(15)      Master Value Added Distribution Agreement between the
               Registrant and Fuji Xerox Co. Ltd. dated May 21, 1997.
10.37(17)      Form of Change of Control Severance Agreement entered into between the Company and Hans H. Schwarz, Senior Vice
               President of Engineering, dated January 1, 2000.
21.1*          Subsidiaries of Registrant.
23.1           Consent of Arthur Andersen LLP, Independent Public
               Accountants.
24.1*          Power of Attorney.
27.1*          Financial Data Schedule.

---------------
  *  Previously filed.

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

                                          AUSPEX SYSTEMS, INC.

Date: October 5, 2000                     By:     /s/ PETER R. SIMPSON
                                            ------------------------------------
                                                      Peter R. Simpson
                                                  Chief Financial Officer

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

San Jose, California
October 5, 2000

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

                              AUSPEX SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEARS ENDED
                                                             --------------------------------
                                                             JUNE 30,    JUNE 30,    JUNE 30,
                                                               2000        1999        1998
                                                             --------    --------    --------
Cash Flows from Operating Activities
  Net loss.................................................  $(80,760)   $(39,045)   $(17,334)
  Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities
     Depreciation and amortization.........................     9,081      13,332      14,378
     Restructuring charges, net of tax.....................    17,642          --       5,903
     Changes in assets and liabilities:
       Decrease in accounts receivable.....................    13,646       5,268      17,488
       (Increase) decrease in inventories..................     3,751      (2,931)      2,188
       (Increase) decrease in income tax receivable........     4,865       4,145      (9,010)
       (Increase) decrease in deferred tax assets..........        --       8,970      (1,661)
       (Increase) decrease in prepaid expenses and other...       939        (205)        157
       Increase (decrease) in accounts payable.............    (5,263)      3,250       3,160
       Decrease in accrued liabilities.....................    (5,735)       (513)       (666)
       Increase (decrease) in deferred revenue.............    (1,719)      1,130         (41)
                                                             --------    --------    --------
     Net cash (used in) provided by operating activities...   (43,553)     (6,599)     14,562
                                                             --------    --------    --------
Cash Flows from Investing Activities
  Purchases of available-for-sale short-term investments...    (4,791)    (38,016)    (25,096)
  Proceeds from sales/maturities of available-for-sale
     short-term investments................................    15,197      49,339      33,520
  Purchase of property and equipment.......................    (2,682)    (15,205)    (28,894)
  Change in other assets...................................       657        (236)         --
                                                             --------    --------    --------
     Net cash (used in) provided by investing activities...     8,381      (4,118)    (20,470)
                                                             --------    --------    --------
Cash Flows from Financing Activities
  Proceeds from sale of common stock.......................     7,098       3,148       4,322
  Proceeds from sale of preferred stock....................    24,843
  Proceeds from sale and leaseback of equipment............        --      10,883          --
                                                             --------    --------    --------
     Net cash provided by financing activities.............    31,941      14,031       4,322
                                                             --------    --------    --------
Effect of Exchange Rate Changes on Cash....................       254         (34)       (158)
                                                             --------    --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents.......    (2,977)      3,280      (1,744)
Cash and Cash Equivalents, Beginning of Year...............    26,592      23,312      25,056
                                                             --------    --------    --------
Cash and Cash Equivalents, End of Year.....................  $ 23,615    $ 26,592    $ 23,312
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

                                            /s/ ARTHUR ANDERSEN LLP
San Jose, California
October 5, 2000

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
10.20(9)(10)    Software Agreement between the Registrant and AT&T
                Information Systems Inc., dated June 2, 1988, as amended by
                Supplement Number 1, Supplement Number 2, dated August 5,
                1988, and Supplement Number 3, dated August 10, 1990, as
                amended on June 28, 1993.
10.21(9)(10)    Sublicensing Agreement between the Registrant and AT&T
                Information Systems Inc., dated August 30, 1988, as amended on June 28, 1993.
10.22(1)        Software Agreement between the Registrant and UNIX System
                Laboratories, Inc., dated April 29, 1992.
10.23(1)        License Agreement with the Regents of the University of
                California, dated June 9, 1988, as amended by Addendum dated
                October 21, 1988.
10.24(11)(12)   Intel Corporation Purchase Agreement between Intel
                Corporation and the Registrant, dated March 22, 1994.
10.25(13)       Warranty and Service Provider Agreement between the
                Registrant and AT&T Global Information Systems, dated April
                15, 1994.
10.26(13)       SunSoft Technology License and Distribution Agreement
                between the Registrant and SunSoft, Inc., dated December 17,
                1993.
10.27(13)       Amendment No. 2 to Lease Agreement between the Registrant
                and WHC-SIX Real Estate, dated February 28, 1996.
10.28(13)       Interactive SPARC Software and Sublicensing Agreement
                between Auspex Systems, Inc. and Interactive systems
                Corporation, dated November 15, 1991.
10.29(14)       Lease Agreement by and Between South Bay/San Tomas
                Associates and Auspex Systems, Inc., dated January 14, 1997, for 2800 Scott Boulevard, Santa Clara facility.
10.30(14)       Lease Agreement by and Between South Bay/San Tomas
                Associates and Auspex Systems, Inc., dated January 14, 1997, for 2300, 2320, 2330 Central Expressway, Santa Clara
                facility.
10.31(16)       Form of Change of Control Severance Agreement, filed on May
                12, 1999.
10.32(16)       Form of Change of Control Severance Agreement entered into the form of the Company and Bruce N. Moore, President and
                Chief Executive Officer, dated June 16, 1999.
10.33(15)       Software Support Agreement between the Registrant and AT&T dated July 10, 1997.
10.34(15)       Software Licensing Agreement between the Registrant and AT&T
                Corporation dated June 3, 1997, as amended on September 14,
                1998.
10.35(15)       Source License Agreement between the Registrant and
                Programmed Logic Corp. Dated July 1, 1998; Bundled Hardware
                OEM Binary License Agreement between the Registrant and
                Programmed Logic Corp. dated July 1, 1998; Read-Only License
                Agreement between the Registrant and Programmed Logic Corp.
                dated July 1, 1998.
10.36(15)       Master Value Added Distribution Agreement between the
                Registrant and Fuji Xerox Co. Ltd. dated May 21, 1997.
10.37(17)       Form of Change of Control Severance Agreement entered into between the Company and Hans H. Schwarz, Senior Vice
                President of Engineering, dated January 1, 2000.
21.1*           Subsidiaries of Registrant.
23.1            Consent of Arthur Andersen LLP, Independent Public
                Accountants.
24.1*           Power of Attorney.
27.1*           Financial Data Schedule.

---------------
  *  Previously filed.

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