Form 10-Q
period 2000-09-30
AUSPEX SYSTEMS INC
filed 2000-11-14
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-21432

                              AUSPEX SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                           93-0963760
           (STATE OF INCORPORATION)                (I.R.S. EMPLOYER
                                                   IDENTIFICATION NO.)

            2800 SCOTT BOULEVARD
               SANTA CLARA, CA                           95050
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

         FORMER BUSINESS ADDRESS:

         2300 CENTRAL EXPRESSWAY
         SANTA CLARA, CA                                 95050

         REGISTRANT'S TELEPHONE NUMBER:               408-566-2000

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                    YES   [X]
                                    NO    [ ]

         NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF NOVEMBER 3, 2000: 44,917,279.

--------------------------------------------------------------------------------
FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX


                                                                                    PAGE
        PART I.  FINANCIAL INFORMATION                                             NUMBER

        ITEM 1.   Financial Statements
                  Condensed Consolidated Balance Sheets as of  September 30, 2000    1
                    and June 30, 2000

                  Condensed Consolidated Statements of Operations for the Three      2
                     Months Ended September 30, 2000 and September 30, 1999

                  Consolidated Statements of Cash Flows for the Three Months         3
                     Ended September 30, 2000 and September 30, 1999

                  Notes to Condensed Consolidated Financial Statements              4-8

        ITEM 2.   Management's Discussion and Analysis of Financial                 9-14
                      Condition and Results of Operations

        ITEM 3.   Qualitative and Quantitative Disclosures about Market Risks       14

        PART II.  OTHER INFORMATION

        ITEM 2.   Changes in Securities and Use of Proceeds                         15

        ITEM 4.   Submission of Matters to a Vote of Security Holders               15

        ITEM 6.   Exhibits and Reports on Form 8-K                                  16

        SIGNATURES                                                                  17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              AUSPEX SYSTEMS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                     ASSETS

                                                     September 30,     June 30,
                                                         2000            2000
--------------------------------------------------------------------------------
                                                    (Unaudited)
Current Assets

    Cash and cash equivalents                         $106,201        $ 23,615
    Short-term investments                               7,539           5,671
    Accounts receivable, net                             7,061           6,728
    Inventories                                          2,535           5,095
    Prepaid expenses and other                           3,786           4,115
                                                      --------        --------
        Total current assets                           127,122          45,224
                                                      --------        --------
Property and equipment, net                             13,834          15,059
Other assets                                             1,452           1,715
                                                      --------        --------
        Total  assets                                 $142,408        $ 61,998
                                                      ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

    Accounts payable                                  $  6,500        $  8,053
    Accrued liabilities                                 19,181          14,440
    Deferred revenue                                     7,710           7,907
                                                      --------        --------
        Total current liabilities                       33,391          30,400
                                                      --------        --------
Long-Term Liabilities
    Deferred revenue                                       742             954
                                                      --------        --------
Stockholders' equity                                   108,275          30,644
                                                      --------        --------
    Total liabilities and stockholders' equity        $142,408        $ 61,998
                                                      ========        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AUSPEX SYSTEMS, INC.
                 Condensed Consolidated Statements of Operations

                                                            Three Months Ended
                                                      ------------------------------
                                                      September 30,    September 30,
                                                          2000             1999
------------------------------------------------------------------------------------
(In thousands, except per share amounts)               (Unaudited)      (Unaudited)
Revenues
    Product revenue                                     $ 10,036         $ 18,942
    Service revenue                                        6,034            7,230
                                                        --------         --------
        Total revenues                                    16,070           26,172
                                                        --------         --------
Cost of Revenues
    Cost of product revenue                                6,848           10,111
    Cost of service revenue                                4,787            6,571
                                                        --------         --------
        Total cost of revenues                            11,635           16,682
                                                        --------         --------
        Gross margin                                       4,435            9,490
                                                        --------         --------
Operating Expenses
    Selling, general and administrative                    9,345           13,775
    Engineering and development                            4,230            8,305
                                                        --------         --------
        Total operating expenses                          13,575           22,080
                                                        --------         --------
        Loss from operations                              (9,140)         (12,590)

Other income, net                                            577              419
                                                        --------         --------
        Loss before provision
        for income taxes                                  (8,563)         (12,171)
                                                        --------         --------
Provision for income taxes                                   300               50
                                                        --------         --------
Net loss                                                  (8,863)         (12,221)
                                                        --------         --------
Accretion and dividends to preferred stockholders          5,174              ---
       Net Loss available to common stockholders        $(14,037)        $(12,221)
                                                        ========         ========
Net loss per share
       Basic and Diluted                                $  (0.43)        $  (0.45)
                                                        ========         ========
Number of shares used in per share computations
       Basic and Diluted                                  32,276           27,132
                                                        ========         ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AUSPEX SYSTEMS, INC.
                 Condensed Consolidated Statements of Cash Flows



                                                                 September 30,    September 30,
Three Months Ended                                                   2000             1999
-----------------------------------------------------------------------------------------------
(In thousands)                                                    (Unaudited)      (Unaudited)
Cash Flows from Operating Activities
    Net loss                                                      $  (8,863)        $ (12,221)
    Adjustments to reconcile net loss
        to net cash used in operating activities
           Depreciation and amortization                              1,822             2,146
           Changes in assets and liabilities:
               Increase in accounts receivable                         (333)           (1,654)
               Decrease in inventories                                2,188                52
               Decrease in income tax receivable                        ---             4,678
               Decrease in prepaid expenses and other                   329               507
               Decrease in accounts payable                          (1,553)           (1,944)
               Increase in accrued liabilities                        4,741               384
               Decrease in deferred revenue                            (409)           (1,231)
                                                                  ---------         ---------
       Net cash used in operating activities                         (2,078)           (9,283)
                                                                  ---------         ---------
Cash Flows from Investing Activities
    Purchases of available-for-sale short-term investments           (1,873)           (2,803)
    Proceeds from sales/maturities of available-for-sale
        short-term investments                                          ---             3,981
    Purchases of property and equipment                                (225)             (850)
    Change in other assets                                              263                18
                                                                  ---------         ---------
       Net cash (used in)/provided by investing activities           (1,835)              346
                                                                  ---------         ---------
Cash Flows from Financing Activities
    Proceeds from sale of common stock, net                          86,666             2,033
                                                                  ---------         ---------
       Net cash provided by financing activities                     86,666             2,033
                                                                  ---------         ---------
Effect of exchange rate changes on cash                                (167)               51
                                                                  ---------         ---------
Net Increase (Decrease) in Cash and Cash Equivalents                 82,586            (6,853)

Cash and Cash Equivalents, Beginning of Period                       23,615            26,592
                                                                  ---------         ---------
Cash and Cash Equivalents, End of Period                          $ 106,201         $  19,739
                                                                  =========         =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AUSPEX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Annual Report to Stockholders of Auspex Systems, Inc. ("Auspex" or the "Company") for fiscal 2000.

1.  BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position as of the dates and results of operations for the periods indicated.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Additionally, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management makes its best effort to achieve its estimates, actual results could differ from these estimates.

        The results of operations for the three months ended September 30, 2000, are not necessarily indicative of results for the entire fiscal year ending June 30, 2001. (See "Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations).

2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Substantially all cash equivalents consist of investments in certificates of deposits, money market deposits, commercial paper, auction rate securities, and U.S. agency bonds with original maturities of three months or less. Substantially all short-term investments consist of certificates of deposits, commercial paper, corporate bonds and U.S. agency bonds, which the Company intends to hold between three and twelve months.

3.  NON-CASH INVESTING ACTIVITIES

        Net inventory capitalized into property and equipment was $372,000 and $500,000 for the three months ended September 30, 2000 and 1999, respectively. During the three months period ended September 30, 2000, the Company recorded $5,174,000 in accretion and dividends to holders of the Series B Convertible Preferred Stock as a result of the 7% dividend, the 8% conversion discount and the warrants.

        The remaining 75% of the Company's outstanding Series B Preferred Stock has been converted into 3,394,781 shares of common stock, effective September 15, 2000, in accordance with the terms and conditions of the Series B Preferred Stock and related agreements, dated January 18, 2000. The Company now has no outstanding preferred stock.

4.  REVENUE RECOGNITION

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

5.  NET LOSS PER SHARE

        Basic net loss per share is computed based only on the weighted average number of common shares outstanding during the period and does not give effect to the dilutive effect of common equivalent shares, such as stock options. Diluted net loss per share is computed based on the weighted average number of common shares plus dilutive potential common shares calculated in accordance with the treasury stock method.

                                                           September 30,   September 30,
Three Months Ended                                             2000             1999
                                                             --------         --------
Net loss                                                     $ (8,863)        $(12,221)
                                                             ========         ========
Basic Net Loss Per Share
        Net loss available to common stockholders            $(14,037)        $(12,221)
  Weighted average common shares outstanding                   32,276           27,132
                                                             --------         --------
   Basic net loss per share                                  $  (0.43)        $  (0.45)
                                                             ========         ========
Diluted Net Loss Per Share
  Net loss available to common stockholders                  $(14,037)        $(12,221)
                                                             --------         --------
  Weighted average common shares outstanding                   32,276           27,132
  Dilutive potential common shares from stock options               -                -
  Weighted average common shares and dilutive
   potential common shares                                     32,276           27,132
                                                             --------         --------
Diluted net loss per share                                   $  (0.43)        $  (0.45)
                                                             ========         ========


    All weighted average stock options outstanding during the three months ended September 30, 2000 and 1999 of 9,487,456 and 4,233,501 shares, respectively, were excluded from the computation of diluted net loss per share because the effect of including them would have been antidilutive due to the net loss available to common stockholders.

6.  INVENTORIES

               Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

                                    September 30,      June 30,
                                        2000              2000
                                      ------            ------
Purchased materials                   $1,180            $1,481
Systems in process                       998             2,322
Finished goods                           357             1,292
                                      ------            ------
         Total inventories            $2,535            $5,095
                                      ======            ======

        Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at September 30, 2000 and June 30, 2000.

        Certain of the Company's products contain critical components supplied by a single or limited number of third parties. The Company has an inventory of these critical components so as to ensure an available supply of products for its customers. Any significant shortage of these components or the failure of the third-party suppliers to maintain or enhance these components could materially adversely affect the Company's results of operations. (See "Factors That May Affect Future Results--Dependence on Certain Suppliers").

7.  COMPREHENSIVE INCOME

        The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997 and has restated information for all prior periods reported below to conform to this standard. The following table sets forth the components of other comprehensive income (loss) net of income tax (in thousands):

                                                            Three Months Ended,
                                                     ----------------------------------
                                                     September 30,        September 30,
                                                         2000                  1999
                                                     ------------         -------------
Net loss                                               $ (8,863)            $(12,221)
Other comprehensive income (loss):
    Unrealized holding gains
      on available-for-sale securities                        5                    3
   Foreign currency translation adjustments                 169                   51
                                                       --------             --------
Comprehensive loss                                     $ (8,689)            $(12,167)
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

        Revenues and long-lived assets by geography (net of accumulated depreciation) consisted of the following for the three month periods ended (in thousands):

                             September 30, 2000                   September 30, 1999
                         ---------------------------           ---------------------------
                                          Long Lived                            Long Lived
                         Revenue            Assets             Revenue            Assets
                         -------          ----------           -------          ----------
United States            $ 7,986            $12,967            $14,689            $27,166
Europe                     2,849                513              6,351                618
Pacific Rim                4,609                354              2,631                271
Canada                       626                  -              2,501                  1
                         -------            -------            -------            -------
      Total              $16,070            $13,834            $26,172            $28,056
                         =======            =======            =======            =======

        One customer accounted for 18% of total revenues during three months ended September 30, 2000. No customers accounted for 10% or more of total revenues during the three months ended September 30, 1999.

9. NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that a reporting entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133," was issued. The statement defers the effective date of SFAS No. 133 until the first quarter of fiscal 2001. The Company adopted SFAS No. 133 during the three month period ended September 30, 2000 and such adoption did not have a material effect on the Company's financial position, results of operations, or cash flows.

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

10. RESTRUCTURING COSTS

        In the quarter ended March 31, 2000, the Company recorded restructuring charges totaling $17.6 million. These charges reflect steps the Company is taking to strengthen its competitiveness in the growing Network Attached Storage market, streamline operations and reduce overall costs. The restructuring charges are comprised primarily of $3.8 million for reduction of personnel and $13.8 million to retire excess equipment and other assets related to the restructuring of company operations. In connection with the restructuring charges taken in the quarter ended March 31, 2000, the Company terminated 169 employees and consolidated all of its Santa Clara headquarters activities into one facility. The Company substantially completed the implementation of the restructuring plan at the end of May 2000.

The following table summarizes the Company's restructuring activity for the three months period ended September 30, 2000 (in thousands):

                                           Severance       Excess Equipment
                                          and Benefits     and Other Assets       Other                Total
                                          ------------     ----------------       -----                -----
Reserve balances, June 30, 2000            $   289             $ 3,968            $      -            $ 4,257
Restructuring charges                            -                   -                   -                  -
Cash charges                                  (198)                  -                   -               (198)
Non-cash charges                                                  (544)                  -               (544)
                                           -------             -------            --------            -------
Reserve balances, Sept 30, 2000            $    91             $ 3,424            $                   $ 3,515
                                           =======             =======            ========            =======

11. PREFERRED STOCK

        On January 18, 2000, the Company sold $25 million of its Series B Convertible Preferred Stock to four institutional investors in a private placement. The Series B Convertible Preferred Stock is non-voting, carries a 7% per annum cumulative dividend, which may be paid in cash or Common Stock, and is convertible into the Company's Common Stock at an 8% discount. In connection with the sale, the Company issued four-year warrants to purchase an aggregate of 1,605,136 shares of the Company's Common Stock at a price of $8.5663 per share. During the three month period ended September 30, 2000, the Company recorded $5,174,000 in accretion and dividends to holders of the Series B Convertible Preferred Stock as a result of the 7% dividend, the 8% conversion discount and the warrants.

        The remaining 75% of the Company's outstanding Series B Preferred Stock has been converted into 3,394,781 shares of common stock, effective September 15, 2000, in accordance with the terms and conditions of the Series B Preferred Stock and related agreements, dated January 18, 2000. The Company now has no outstanding preferred stock.

12. COMMON STOCK - PRIVATE PLACEMENT

        On September 25, 2000, the Company completed a private placement of 11,320,953 shares of common stock at a price of $7.9625 per share, resulting in net proceeds of $86.7 million. The participants in this private placement include both existing and new shareholders.

                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS "INTENDED," "EXPECTS," "ANTICIPATES" AND "IS (OR ARE) EXPECTED (OR ANTICIPATED)." THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE IDENTIFIED BELOW WITH AN ASTERISK (*) SYMBOL. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF AUSPEX NETWORKS, INC. ("AUSPEX" OR THE "COMPANY") SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING THOSE SET FORTH UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS". AUSPEX DOES NOT UNDERTAKE TO UPDATE ANY OF SUCH FORWARD-LOOKING STATEMENTS.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Total revenues for the first quarter of fiscal 2001, ended September 30, 2000, were $16.1 million, a decrease of 39% compared to total revenues of $26.2 million in the first quarter of fiscal 2000.

        Product revenue for the first quarter of fiscal 2001 were $10.0 million or 62% of total revenues compared to $18.9 million or 72% of total revenues in the first quarter of fiscal 2000. Revenues from system sales accounted for 38% of total revenues during the first quarter of fiscal 2001 and 54% for the first quarter of fiscal 2000, while revenues from upgrades, add-on options and software license agreements comprised 24% of total revenues during the first quarter of fiscal 2001 and 18% during the first quarter of fiscal 2000. Service revenues for the first quarter of fiscal 2001 were $6.0 million or 38% of total revenues compared to 28% in the first quarter of fiscal 2000. Geographically, North America accounted for 54% and 66% of total revenues in the first quarters of fiscal 2001 and 2000, respectively; the Pacific Rim accounted for 29% and 10% of total revenues in the first quarters of fiscal 2001 and 2000, respectively; and Europe accounted for 18% and 24% of total revenues in the first quarters of fiscal 2001 and 2000, respectively. The decrease in total revenues was attributable to a slow down in the upgrading by customers of the Legacy product, which has not been offset by customer upgrades of the NS2000 product and by the lower than expected acceptance by the market of our NS2000 product. In addition, the Company has reduced its average selling price as a result of competitive pressures.

        Gross margin was 28% of net revenues in the first quarter of fiscal 2001 compared with 36% in the first quarter of fiscal 2000. Product gross margin decreased to 32% in the first quarter of fiscal year 2001 from 47% in the first quarter of fiscal year 2000. The decline in product gross margin was in part attributable to the decrease in revenues and the decrease in average selling prices, resulting from competitive pressures.

        Service gross margin was 21% in the first quarter of fiscal year 2001 as compared to 9% in the first quarter of fiscal year 2000. The increase in service gross margin was due to the reductions in service labor costs associated with the restructuring completed in the fourth quarter of the fiscal year 2000.

        Selling, general and administrative expenses during the first quarters of fiscal 2001 and fiscal 2000 totaled $9.3 million and $13.8 million, respectively, representing a decrease of 32%, and constituted 58% and 53% of total revenues, respectively. The decrease in absolute dollars for the comparison periods can be attributed to the impact of reduced spending rates, resulting from the restructuring completed in the fourth quarter of the fiscal year 2000. The increase in selling, general and administrative expenses as a percentage of revenues for the comparison periods resulted from a decrease in revenues in the first quarter of fiscal 2001, as compared to the first quarter of fiscal 2000.

        Engineering and development expenses during the first quarters of fiscal 2001 and fiscal 2000 were $4.2 million and $8.3 million, respectively, representing a decrease of 49%, and comprised 26% and 32%, respectively, of total revenues. This decrease in engineering and development expenses as a percentage of revenues resulted primarily from reduced spending rates which, in turn, resulted from the restructuring completed in the fourth quarter of fiscal 2000.

        Loss from operations for the first quarter of fiscal 2001 was $9.1 million, compared with $12.6 million in the first quarter of fiscal year 2000.

        During the quarter ended September 30, 2000, the Company recorded $5,174,000 in accretion and dividends to holders of the Series B Convertible Preferred Stock as a result of the 7% dividend, the 8% conversion discount and the warrants. During the quarter ended September 30, 2000, all shares of Series B Convertible Preferred Stock were converted into Common Stock. Therefore, the Company will no longer need to record dividends related to the Series B Convertible Preferred Stock.

        The Company's income tax rate for the first quarter of each of fiscal 2001 and 2000 was approximately 0%. The Company's tax provision includes state and minimum statutory taxes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash, cash equivalents and short-term investments increased by $84.4 million to $113.7 million for the three months ended September 30, 2000. This was due in large part to the issuance, in a private placement of 11,320,953 shares of common stock at a price of $7.9625 per share, resulting in net proceeds of $86.6 million. The Company used approximately $2.1 million in cash from operating activities in the first three months of fiscal 2001, which included a net loss of $8.9 million, offset by depreciation and amortization of $1.8 million and further offset by the decrease in net inventories of $2.2 million and an increase in accrued liabilities of $4.7 million. The Company's primary investing activities included the purchase of available-for-sale short-term investments of $1.9 million and additional property and equipment of $225,000.

        At September 30, 2000, the Company's principal sources of liquidity included $113.7 million in cash, cash equivalents and short-term investments and a secured line of credit from a United States currency bank, expiring December 22, 2002, under which $12.5 million is available. At September 30, 2000, the Company had commitments against the line of credit, for letters of credit totaling $2.5 million.

        Based on its current operating plans, the Company believes that its existing cash, cash equivalents, and short-term investments will be adequate to meet its working capital and capital expenditure requirements for at least the next twelve months. *



* See "Forward-Looking Statements" on page 9.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

        DEPENDENCE ON ESTABLISHED STANDARDS

        The rapid emergence of new or alternate standards such as Linux, which replace or diminish the market acceptance of UNIX operating systems, Network File System (NFS) or Windows NT, on which the Company's products are currently based, could materially and adversely affect the Company's results of operations unless the Company is able to incorporate any such standards into the Company's products in a timely manner.


* See "Forward-Looking Statements" on page 9.

        DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

        For the three months ended September 30, 2000, direct sales of products and services to one customer represented approximately 18% of the Company's revenues. For the three months ended September 30, 1999, direct sales of products and services to one customer did not represent 10% or more of the Company's revenues. Customers are not obligated to purchase any minimum quantity of products from the Company. However, significant reductions in product sales to certain key customers would materially and adversely affect the Company's business, financial condition and results of operations.

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

        EXCESS OR OBSOLETE INVENTORY

        Managing the Company's inventory of components and finished products is a complex task. A number of factors, including, but not limited to, the need to maintain a significant inventory of certain components that are in short supply or that must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in the Company maintaining large amounts of inventory. Other factors, including changes in market demand and technology, may cause inventory to become obsolete. Any excess or obsolete inventory could result in sales price reductions and/or inventory write-downs, which in turn could adversely affect the Company's business and results of operations.

        RISKS OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

        During the three months ended September 30, 2000 and 1999, approximately 46% and 34%, respectively, of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business.* Nonetheless, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful.

        The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, the Company experienced a decrease in revenues from the Pacific Rim during the six months ended December 31, 1999 due to weakness in the Japanese economy. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. Continued increases in the value of the U.S. dollar relative to foreign currencies will make the Company's products sold internationally less price competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. The Company's international business may further be affected by risks such as trade restrictions, increase in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of whom are entitled to carry products of the Company's competitors. There can be no assurance that any of the foregoing risks or issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

        INTEREST RATE RISK

        There were no material changes during the first quarter of fiscal 2001 to the Company's exposure to market risk for changes in interest rates.

        FOREIGN CURRENCY EXCHANGE RISK

        There were no material changes during the first quarter of fiscal 2001 to the Company's foreign currency hedging programs.



* See "Forward-Looking Statements" on page 9.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c)(i) On September 19, 2000, the Company entered into a Share Purchase Agreement pursuant to which it sold 11,320,953 shares of common stock to sixty-two accredited investors for a price per share of $7.9625 and for gross proceeds of $90,143,088.28. This sale was effected as a private placement under Regulation D of the Securities Act of 1933. The stock certificates bear a restrictive legend and each purchaser represented to the Company that it was accredited and that it was purchasing the securities for its own account.

        The Company engaged Halpern Capital Advisors ("HCA") to provide capital raising services in connection with the private placement. As compensation for such services, the Company agreed to pay to HCA a fee consisting of (i) $4,507,154.40 (representing 5% of the aggregate amount of the private placement) and (ii) warrants to purchase 566,048 shares of common stock of the Company with an exercise price of $7.9625 per share.

        The Company intends to use the proceeds from the sale for working capital and other general corporate purposes. Auspex Systems Inc.'s common stock is traded on the Nasdaq National Market.

        (ii) In connection with the private placement described in clause (c)(i) above, the Company entered into a Warrant Purchase Agreement, dated as of October __, 2000, pursuant to which it issued two warrants to purchase up to 35,000 and 531,048 shares, respectively, of common stock of the Company at a price per share of $7.9625. This issuance was effected as a private placement under Regulation D of the Securities Act of 1933. The warrants bear a restrictive legend and each purchaser represented to the Company that it was accredited and that it was purchasing the securities for its own account. Each warrant is exercisable at the option of the relevant purchasers at any time on or before the date of termination thereof.

        (iii) On August 1, 2000, the Company granted Michael S. Worhach an option to purchase 1,000,000 shares of common stock of the Company at a price per share of $7.3438 as an inducement to Mr. Worhach's entering into an employment relationship with the Company. This issuance was effected as a private placement under Regulation D of the Securities Act of 1933. The option has a term of ten years and will vest at the rate of 1/24th of the shares subject to the option at the end of each of the 12 one-month periods immediately following the date of grant, and 1/2 of the shares subject to the option at the end of the two-year period immediately following the date of grant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The information called for by this item is hereby incorporated by reference to the Company's [Annual Report on Form 10-K, which was filed on September 28, 2000].

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits

        The following exhibits are included in this Quarterly Report on Form 10-Q (numbered in Item 601 of Regulation S-K):

     Exhibit
     Number                            Description
     -------                           -----------
      3.1      Certificate of Amendment of Certificate of Incorporation, dated
               August 29, 2000.

      3.2      By-laws of Registrant.

      10.1     Share Purchase Agreement, dated as of September 19, 2000, between
               Registrant and the purchasers referred to therein.

      10.2 Amendment, dated October 11, 2000, to Share Purchase Agreement, dated as of September 27, 2000.

      10.3     Letter Agreement, dated September 27, 2000, between Halpern
               Capital Advisors and Registrant.

      10.4     Warrant Purchase Agreement, dated October 17, 2000, between
               Baruch and Shoshana Halpern and Registrant.

      10.5 Form of Common Stock Purchase Warrant, dated October 17, 2000, issued to Baruch and Shoshana Halpern.

      10.6 Form of Common Stock Purchase Warrant, dated October 17, 2000, issued to Baruch and Shoshana Halpern.

      10.7     Stock Option Agreement, dated August 1, 2000.

      27.1     Financial Data Schedule.

b. Reports on Form 8-K

        The Registrant filed a Current Report on Form 8-K, dated October 2, 2000, which reported under "Item 5. Other Events."

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date      November 10, 2000                         /s/  Peter R. Simpson
          -----------------                     --------------------------
                                                Peter R. Simpson
                                                Chief Financial Officer

                              AUSPEX SYSTEMS, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


     Exhibit                                                                         Sequentially
     Number                            Description                                   Numbered Page
     -------                           -----------                                   -------------
      3.1      Certificate of Amendment of Certificate of Incorporation, dated
               August 29, 2000.

      3.2      By-laws of Registrant.

      10.1     Share Purchase Agreement, dated as of September 19, 2000, between
               Registrant and the purchasers referred to therein.

      10.2 Amendment, dated October 11, 2000, to Share Purchase Agreement, dated as of September 27, 2000.

      10.3     Letter Agreement, dated September 27, 2000, between Halpern
               Capital Advisors and Registrant.

      10.4     Warrant Purchase Agreement, dated October 17, 2000, between
               Baruch and Shoshana Halpern and Registrant.

      10.5 Form of Common Stock Purchase Warrant, dated October 17, 2000, issued to Baruch and Shoshana Halpern.

      10.6 Form of Common Stock Purchase Warrant, dated October 17, 2000, issued to Baruch and Shoshana Halpern.

      10.7     Stock Option Agreement, dated August 1, 2000.

      27.1     Financial Data Schedule.