Form 10-Q
period 2000-12-31
AUSPEX SYSTEMS INC
filed 2001-02-14
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000.

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

                                 YES        [X]
                                 NO         [ ]

   NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF FEBRUARY 2, 2001: 45,015,426.

FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION                                             NUMBER
ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of  December 31, 2000        1
            and June 30, 2000

         Condensed Consolidated Statements of Operations for the               2
            Three Months and Six Months Ended December 31, 2000 and 1999

         Consolidated Statements of Cash Flows for the Six Months              3
            Ended December 31, 2000 and December 31, 1999

         Notes to Condensed Consolidated Financial Statements                4-9

ITEM 2.  Management's Discussion and Analysis of Financial                 10-14
            Condition and Results of Operations

ITEM 3.  Qualitative and Quantitative Disclosures about Market Risks          14

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds                            14

ITEM 4.  Submission of Matters to a Vote of Security Holders                  15

ITEM 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                              AUSPEX SYSTEMS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                     ASSETS

                                                       December 31,     June 30,
                                                           2000           2000
--------------------------------------------------------------------------------
                                                       (Unaudited)
Current Assets
   Cash and cash equivalents                             $ 79,351       $ 23,615
   Short-term investments                                  22,482          5,671
   Accounts receivable, net                                10,346          6,728
   Inventories                                              3,425          5,095
   Prepaid expenses and other                               3,456          4,115
                                                         --------       --------
      Total current assets                                119,060         45,224
                                                         --------       --------

Property and equipment, net                                13,062         15,059
Other assets                                                  772          1,715
                                                         --------       --------
      Total assets                                       $132,894       $ 61,998
                                                         ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                      $  6,854       $  8,053
   Accrued liabilities                                     15,509         14,440
   Deferred revenue                                         7,964          7,907
                                                         --------       --------
      Total current liabilities                            30,327         30,400
                                                         --------       --------

Long Term Liabilities
   Deferred revenue                                           626            954
                                                         --------       --------

Stockholders' equity                                      101,941         30,644
                                                         --------       --------
      Total liabilities and stockholders' equity         $132,894       $ 61,998
                                                         ========       ========


         The accompanying notes are an integral part of these condensed, consolidated financial statements.

                              AUSPEX SYSTEMS, INC.
                 Condensed Consolidated Statements of Operations


                                                         Three Months Ended             Six Months Ended
                                                     ---------------------------   ---------------------------
                                                     December 31,   December 31,   December 31,   December 31,
                                                         2000           1999           2000           1999
--------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)              (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Revenues
   Product revenue                                     $ 10,161       $ 15,795       $ 20,197       $ 34,657
   Service revenue                                        6,264          6,809         12,298         14,119
                                                       --------       --------       --------       --------
     Total revenues                                      16,425         22,604         32,495         48,776
                                                       --------       --------       --------       --------

Cost of Revenues
   Cost of product revenue                                5,565          9,955         12,413         20,026
   Cost of service revenue                                4,916          6,595          9,703         13,206
                                                       --------       --------       --------       --------
     Total cost of revenues                              10,481         16,550         22,116         33,232
                                                       --------       --------       --------       --------
     Gross margin                                         5,944          6,054         10,379         15,544
                                                       --------       --------       --------       --------

Operating Expenses
   Selling, general and administrative                    9,850         14,417         19,195         28,192
   Research and development                               4,677          7,975          8,907         16,280
                                                       --------       --------       --------       --------

     Total operating expenses                            14,527         22,392         28,102         44,472
                                                       --------       --------       --------       --------

     Loss from operations                                (8,583)       (16,338)       (17,723)       (28,928)

Other income, net                                         1,519            114          2,096            533
                                                       --------       --------       --------       --------

   Loss before provision
     for income taxes                                    (7,064)       (16,224)       (15,627)       (28,395)

Provision for income taxes                                  255            100            555            150
                                                       --------       --------       --------       --------

Net loss                                                 (7,319)       (16,324)       (16,182)       (28,545)
                                                       --------       --------       --------       --------

Accretion and dividends to preferred stockholders             0              0          5,174              0
   Net loss available to common stockholders           $ (7,319)      $(16,324)      $(21,356)      $(28,545)
                                                       ========       ========       ========       ========

Net loss per share
    Basic and Diluted                                  $  (0.16)      $  (0.59)      $  (0.55)      $  (1.04)
                                                       ========       ========       ========       ========

Shares used in per share computations
    Basic and Diluted                                    44,951         27,630         38,613         27,377
                                                       ========       ========       ========       ========


        The accompanying notes are an integral part of these condensed, consolidated financial statements.

                              AUSPEX SYSTEMS, INC.
                 Condensed Consolidated Statements of Cash Flows


                                                                                       December 31,   December 31,
Six Months Ended                                                                           2000           1999
------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                         (Unaudited)    (Unaudited)
Cash Flows from Operating Activities
     Net loss                                                                            $(16,182)      $(28,545)
     Adjustments to reconcile net loss to net cash used in operating activities
        Depreciation and amortization                                                       3,563          4,339
        Changes in assets and liabilities
          Accounts receivable                                                              (3,618)         1,323
          Inventories                                                                       1,039           (883)
          Income tax receivable                                                                --          4,865
          Prepaid expenses and other                                                          659            324
          Accounts payable                                                                 (1,199)          (451)
          Accrued liabilities                                                               1,069          1,173
          Deferred revenue                                                                   (271)          (868)
                                                                                         --------       --------

          Net cash used in operating activities                                           (14,940)       (18,723)
                                                                                         --------       --------

Cash Flows from Investing Activities
        Purchases of available-for-sale short-term investments                            (16,786)        (2,804)
        Proceeds from sales/maturities of available-for-sale short-term investments             0          3,981
        Purchases of property and equipment                                                  (935)        (1,216)
        Decrease in other assets                                                              943             --
                                                                                         --------       --------

          Net cash used in investing activities                                           (16,778)           (39)
                                                                                         --------       --------

Cash Flows from Financing Activities
        Borrowings from line of credit                                                         --          2,800
        Proceeds from sale of common stock                                                 87,525          3,730
                                                                                         --------       --------

          Net cash provided by financing activities                                        87,525          6,530
                                                                                         --------       --------

Effect of exchange rate changes on cash                                                       (71)          (225)
                                                                                         --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents                                       55,736        (12,457)
Cash and Cash Equivalents, Beginning of Period                                             23,615         26,592
                                                                                         --------       --------
Cash and Cash Equivalents, End of Period                                                 $ 79,351       $ 14,135
                                                                                         ========       ========


        The accompanying notes are an integral part of these condensed, consolidated financial statements.

                              AUSPEX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report to Stockholders of Auspex Systems, Inc. ("Auspex" or the "Company") for fiscal 2000.

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

      The results of operations for the three and six months ended December 31, 2000, are not necessarily indicative of results for the entire fiscal year ending June 30, 2001. (See "Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

3. NON-CASH INVESTING AND FINANCING ACTIVITIES

      Net inventory capitalized into property and equipment was $259,000 and $1,340,000 for the three months ended December 31, 2000 and 1999, respectively, and $631,000 and $1,840,000 for the six months ended December 31, 2000 and 1999, respectively.

      During the six-month period ended December 31, 2000, the Company recorded $5,174,000 in accretion and dividends to holders of the Series B Convertible Preferred Stock as a result of the 7% dividend, the 8% conversion discount and the warrants. The Company's outstanding Series B Preferred Stock has been converted into 3,394,781 shares of common stock, effective September 15, 2000, in accordance with the terms and conditions of the Series B Preferred Stock and related agreements, dated January 18, 2000. The Company now has no outstanding preferred stock.

4. REVENUE RECOGNITION

      The Company generally recognizes revenue on system sales to end users upon shipment. Revenues from upgrade sales are generally recognized at the time the equipment is shipped. Provisions for product sales returns and allowances are recorded in the same period as the related revenue.

      The Company sells its products to end users through its direct sales force, as well as through distributors and resellers. Typically, the Company's arrangements with distributors contain provisions for price protection and stock rotation allowances. The Company recognizes revenue on sales to distributors in accordance with the provisions set forth by Financial Accounting Standards Board
(FASB) No. 48, "Revenue Recognition When Right of Return Exists," provided that the requirements of Statement of Position (SOP) No. 97-2 have also been met. In accordance with FASB No. 48, the Company recognizes revenue upon shipment to distributors provided that a) the price is substantially fixed and determinable at the time of sale; b) the distributor's obligation to pay the Company is not contingent upon resale of the products; c) title and risk of loss passes to the distributor at time of shipment; d) distributor has economic substance apart from that provided by the Company; e) the Company has no significant obligation to the distributor to bring about resale of the products; and f) future returns can be reasonably estimated.

      The Company records a provision for returns and adjustments based on anticipated adjustments or returns from distributors. Revenue recognized is recorded net of this provision.

      The Company applies the provisions of SOP No. 97-2 "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Accordingly, revenue from product sales is recognized upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the fee is fixed and determinable and collectibility is deemed probable. The Company's typical sales contracts do not include customer acceptance clauses; however, if uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved.

      When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the undelivered elements in accordance with the "Separate Element Method" prescribed by SOP 98-9. Post customer support ("PCS") services to date have consisted of fees for providing periodic minor software maintenance releases and technical support for the Company's products. For undelivered PCS, vendor-specific objective evidence is determined by reference to the price of the PCS products customers are required to pay for PCS products when those products are sold separately. PCS revenue is initially recorded as deferred revenue and revenue is recognized ratably over the term of the relevant agreement.

      Certain sales transactions may include discounts from the normal published list price. Revenue recognized on such sales transactions are recorded net of the discounts. Typical payment terms for sales transactions is 30 days.

      Service revenue includes installation, maintenance and training, and is recognized ratably over the contractual period or as the services are provided.

      Installation services typically include pre-installation planning, pre-installation site survey, physical installation of the systems, and basic system implementation. Almost all system sales to end users includes these basic installation services but historically there are no installation services provided on sales to distributors (the distributor performs the installation services). The basic installation services do not in any way change the functionality of the systems at the customer site. Our sales cycle is typically several months, and during that time our sales and service professionals participate in extensive pre-sales activities to identify and define specific customer requirements and configurations. As such, we believe that once configured and tested at our factory, our systems and software conform to customer specifications prior to delivery at the customer's site. Since installation services do not typically require significant customization or modification at the customer's site, the Company does not consider installation services to be a significant obligation at the time of shipment of the systems.

      Should the customer require additional services such as data migration, on-site system administration training, special testing, file system layout, planning and execution, these services are sold separately. We evaluate the impact of additional service requirements on revenue recognition on a case-by-case basis. If we determine that such additional services are changing the functionality of the systems or involve modification/customization of the products, we defer the system and software revenue until such services have been performed.

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

                                                                   Three Months Ended             Six Months Ended
                                                               ---------------------------   ---------------------------
                                                               December 31,   December 31,   December 31,   December 31,
                                                                   2000           1999           2000           1999
                                                               ------------   ------------   ------------   ------------
Net loss ..................................................      $ (7,319)      $(16,324)      $(16,182)      $(28,545)
                                                                 ========       ========       ========       ========

Basic Net Loss Per Share
  Net loss available to common stockholders ...............      $ (7,319)      $(16,324)      $(21,356)      $(28,545)
  Weighted average common shares outstanding ..............        44,951         27,630         38,613         27,377
                                                                 --------       --------       --------       --------

Basic Net Loss per share ..................................      $  (0.16)      $  (0.59)      $  (0.55)      $  (1.04)
                                                                 ========       ========       ========       ========

Diluted Net Loss Per Share
  Net loss available to common stockholders ...............      $ (7,319)      $(16,324)      $(21,356)      $(28,545)
                                                                 ========       ========       ========       ========

  Weighted average common shares outstanding ..............        44,951         27,630         38,613         27,377

  Dilutive potential common shares from stock options .....            --             --             --             --
                                                                 --------       --------       --------       --------

  Weighted average common shares and dilutive
   Potential common shares ................................        44,951         27,630         38,613         27,377
                                                                 --------       --------       --------       --------

Diluted net loss per share ................................      $  (0.16)      $  (0.59)      $  (0.55)      $  (1.04)
                                                                 ========       ========       ========       ========

      All weighted average stock options outstanding during the three months ended December 31, 2000 and 1999 of 6,305,781 and 3,425,147 shares, respectively, were excluded from the computation of diluted net loss per share because the effect of including them would have been antidilutive due to the net loss available to common stockholders. All weighted average stock options outstanding during the six months ended December 31, 2000 and 1999 of 6,568,011 and 3,517,088 shares, respectively, were excluded from the computation of diluted net loss per share because the effect of including them would have been antidilutive due to the net loss available to common stockholders.

6. INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

                                               December 31,       June 30,
                                                   2000             2000
                                               ------------       --------
         Purchased materials                      $2,138           $1,481
         Systems in process                        1,004            2,322
         Finished goods                              283            1,292
                                                  ------           ------
               Total inventories                  $3,425           $5,095
                                                  ======           ======

      Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at December 31, 2000 and June 30, 2000.

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

7. COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997 and has restated information for all prior periods reported below to conform to this standard. The following table sets forth the components of other comprehensive income (loss) net of income tax (in thousands):

                                                    Three Months Ended,            Six Months Ended,
                                                ---------------------------   ---------------------------
                                                December 31,   December 31,   December 31,   December 31,
                                                    2000           1999           2000           1999
                                                ------------   ------------   ------------   ------------
Net loss                                          $ (7,319)      $(16,324)      $(16,182)      $(28,545)
Other comprehensive income (loss):
    Unrealized holding gains
      on available-for-sale securities                  30              1             25              4
    Foreign currency translation adjustments            98           (276)           (71)          (225)
                                                  --------       --------       --------       --------
Comprehensive loss                                $ (7,191)      $(16,599)      $(16,228)      $(28,766)
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

      Revenues consisted of the following for the three months and six months periods ended (in thousands) and long-lived assets by geography (net of accumulated depreciation) as of (in thousands):

                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                               --------------------------  --------------------------
                               DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                   2000          1999          2000          1999
                               ------------  ------------  ------------  ------------

                                 REVENUE       REVENUE       REVENUE       REVENUE
                               ------------  ------------  ------------  ------------
United States                    $ 10,964      $ 11,952      $ 18,950      $ 26,641
Europe                              2,654         5,866         5,503        12,217
Pacific Rim                         2,230         2,470         6,840         5,101
Canada                                577         2,316         1,203         4,817
                                 --------      --------      --------      --------
    Total                        $ 16,425      $ 22,604      $ 32,495      $ 48,776
                                 ========      ========      ========      ========

                            DECEMBER 31,       JUNE 30,
                                2000             2000
                            ------------     ------------
                             LONG LIVED       LONG LIVED
                               ASSETS           ASSETS
                            ------------     ------------
United States                  $12,074          $14,189
Europe                             523              493
Pacific Rim                        465              377
Canada                              --               --
                               -------          -------
    Total                      $13,062          $15,059
                               =======          =======

      Two customers separately accounted for 12% and 13% of total revenues during three months ended December 31, 2000. No customers accounted for 10% or more of total revenues during the three months ended December 31, 1999. One customer accounted for 15% of total revenues during the six months ended December 31, 2000. No customers accounted for 10% or more of total revenues during the six months ended December 31, 1999.

9. NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that a reporting entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133," was issued. The statement defers the effective date of SFAS No. 133 until the first quarter of fiscal 2001. The Company adopted SFAS No. 133 during the three- month period ended September 30, 2000 and such adoption did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Management has reviewed the company's compliance to SAB 101 and has concluded that we are in compliance and there is no requirement to re-state prior year financials.

10. RESTRUCTURING COSTS

      In the quarter ended March 31, 2000, the Company recorded restructuring charges totaling $17.6 million which consisted of $3.8 million for severance and termination benefits and $13.8 million for write-offs relating to the retirement of excess equipment and other assets. These charges reflect steps the Company is taking to strengthen its competitiveness in the growing Network Attached Storage market, streamline operations and reduce overall costs. Prior to the restructuring, expenses exceeded revenues, thereby generating excess cash flow deficits and operating losses. As a result, the Company's cash flow projections indicated that the Company would exhaust its operating cash within one year. Therefore the Company decided to restructure in the following manner:

      - The Company terminated 169 employees, comprised of 62 employees from general administration and operations, 55 employees from sales and marketing, and 52 employees from engineering.

      - The Company consolidated its Santa Clara headquarters, which had previously consisted of three buildings into one building.

      -     The Company retired idled assets and operational leases.

      The Company substantially completed the restructuring by May 2000. The principal cash requirements for the restructuring consist of payments relating to the termination of leases and severance packages for terminated employees. The cash requirements relating to the restructuring for fiscal year 2001, 2002 and 2003 are expected to be $2.8 million, $1.3 million and $200,000, respectively.

      The restructuring activities disrupted operations to a significant degree during the fiscal quarter ended March 31, 2000. Due to the considerable time and manpower required to plan and execute the restructuring, employees were forced to divert a substantial amount of their attention from their normal duties. However, the Company expects the restructuring to reduce its operating expenses by approximately $40 million per year. The Company began to realize these savings during the fourth fiscal quarter of 2000. These savings were fully realized during the first and second quarters of fiscal 2001 and the Company expects to continue fully realize the $40 million savings for the remainder of the fiscal year.

      In the fiscal quarter ending March 31, 2000, the Company recorded $13.8 million in write-offs relating to the retirement of excess equipment and other assets.

      The reduction of headcount and consolidation of facilities resulting from the restructuring generated many idle assets. These idle assets were either owned or were subject to an operating lease. The impaired assets were leasehold improvements on the facilities vacated, excess office furniture and excess computer hardware associated with the reduced headcount and facilities.

      The following table summarizes the Company's restructuring activity for the three months period ended December 31, 2000 (in thousands):

                                            SEVERANCE    EXCESS EQUIPMENT
                                          AND BENEFITS   AND OTHER ASSETS       TOTAL
                                          ------------   ----------------     --------
      Reserve balances, Sep 30, 2000        $    755         $  2,760         $  3,515
      Restructuring charges                       --               --               --
      Cash charges                              (197)            (533)            (730)
      Non-cash charges                            --               --               --
                                            --------         --------         --------
      Reserve balances, Dec 31, 2000        $    558         $  2,227         $  2,785
                                            ========         ========         ========

11. PREFERRED STOCK

      On January 18, 2000, the Company sold $25 million of its Series B Convertible Preferred Stock to four institutional investors in a private placement. The Series B Convertible Preferred Stock is non-voting, carries a 7% per annum cumulative dividend, which may be paid in cash or Common Stock, and is convertible into the Company's Common Stock at an 8% discount. In connection with the sale, the Company issued four-year warrants to purchase an aggregate of 1,605,136 shares of the Company's Common Stock at a price of $8.5663 per share. During the three-month period ended September 30, 2000, the Company recorded $5,174,000 in accretion and dividends to holders of the Series B Convertible Preferred Stock as a result of the 7% dividend, the 8% conversion discount and the warrants.

      The Company's outstanding Series B Preferred Stock has been converted into 3,394,781 shares of common stock, effective September 15, 2000, in accordance with the terms and conditions of the Series B Preferred Stock and related agreements, dated January 18, 2000. The Company now has no outstanding preferred stock.

      The components of the $5,174,000 charge taken are as follows: $216,000 for common stock issued as preferred stock dividends, $3,327,000 for the fair market value of the warrants issued based on the Black-Scholes model, and $1,631,000 for the charge relating to the beneficial conversion feature.

12. COMMON STOCK - PRIVATE PLACEMENT

      On September 25, 2000, the Company completed a private placement of 11,320,953 shares of common stock at a price of $7.9625 per share, resulting in net proceeds of $86.7 million. The participants in this private placement include both existing and new shareholders.


                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS "INTENDED," "EXPECTS," "ANTICIPATES" AND "IS (OR ARE) EXPECTED (OR ANTICIPATED)." THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE IDENTIFIED BELOW WITH AN ASTERISK (*) SYMBOL. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF AUSPEX SYSTEMS, INC. ("AUSPEX" OR THE "COMPANY") SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING THOSE SET FORTH UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS". AUSPEX DOES NOT UNDERTAKE TO UPDATE ANY OF SUCH FORWARD-LOOKING STATEMENTS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Total revenues for the second quarter of fiscal 2001 ended December 31, 2000, were $16.4 million, a decrease of 27% compared to total revenues of $22.6 million in the second quarter of fiscal 2000. Total revenues for the six months ended December 31, 2000, were $32.5 million, a decrease of 33% compared to total revenues of $48.8 million for the six months ended December 31, 1999.

      Product revenue for the second quarter of fiscal 2001 was $10.2 million, or 62% of total revenues, compared to $15.8 million, or 70% of total revenues, in the second quarter of fiscal 2000. Revenues from system sales accounted for 34% of total revenues during the second quarter of fiscal 2001 and 38% for the second quarter of fiscal 2000, while revenues from upgrades, add-on options and software license agreements comprised 28% of total revenues during the second quarter of fiscal 2001 and 32% during the second quarter of fiscal 2000. Service revenue for the second quarter of fiscal 2001 was $6.3 million, or 38% of total revenues, compared to 30% in the second quarter of fiscal 2000. Geographically, North America accounted for 70% and 63% of total revenues in the second quarters of fiscal 2001 and 2000, respectively; the Pacific Rim accounted for 14% and 11% of total revenues in the second quarters of fiscal 2001 and 2000, respectively; and Europe accounted for 16% and 26% of total revenues in the second quarters of fiscal 2001 and 2000, respectively. The decrease in total revenues has resulted largely from reduced sales of upgrades for the Company's Legacy product. Due to lower than expected sales of our NS2000 product and of upgrades for that product, the Company has not been successful in offsetting the decrease in revenues relating to its Legacy product. Moreover, due to competitive pressures, the average selling price for the Company's products has declined, thereby further reducing revenues.

      Due to significant competitive pressures and rapid technological changes in our market, we can not predict with any certainty that our future revenues and margins will improve in the future.

      We believe we have taken significant steps to reverse this trend, including:

      - Rebuilding our sales and marketing organizations to include a team of quality professionals with demonstrated success in our market.

      - Reorganizing and redirecting engineering with the purpose of ensuring quality.

      We believe that it is too early to tell whether these steps will be successful in improving our revenues and gross margins.

      Gross margin was 36% of net revenues in the second quarter of fiscal 2001 compared with 27% in the second quarter of fiscal 2000. For each of the first six months ended December 31, 2000 and 1999, gross margins were 32% of net revenues. Product gross margin increased to 45% in the second quarter of fiscal year 2001 from 37% in the second quarter of fiscal year 2000. The increase in product gross margin resulted in part from the use of 18GB hard drives obtained at reduced cost in certain of the Company's products and from more direct user revenue, which provides higher margin relative to distributor revenue.

      Service gross margin was 22% in the second quarter of fiscal year 2001 as compared to 3% in the second quarter of fiscal year 2000. The increase in service gross margin resulted from reductions in service labor costs associated with the restructuring completed in the fourth quarter of fiscal year 2000.

      Selling, general and administrative expenses during the second quarters of fiscal 2001 and fiscal 2000 totaled $9.9 million and $14.4 million, respectively, representing a decrease of 32%, and constituted 60% and 64% of total revenues, respectively. For the six months ended December 31, 2000 and 1999, selling, general and administrative expenses totaled $19.2 million and $28.2 million, respectively, representing a decrease of 32%, and constituted 59% and 58% of total revenues, respectively. The decrease of $4.5 million from the second quarter of fiscal 2000 to the second quarter of fiscal 2001 and $8.9 million dollars from the six months ended December 31,1999 to the six months ended December 31, 2000 can be attributed to reduced spending rates, which, in turn, resulted from the restructuring completed in the fourth quarter of the fiscal year 2000. The decrease in selling, general and administrative expenses as a percentage of revenues for the first six months of fiscal 2001 resulted from a decrease in revenues in the first six months of fiscal 2001, as compared to the first six months of fiscal 2000, respectively.

      Engineering and development expenses during the second quarters of fiscal 2001 and fiscal 2000 were $4.7 million and $8.0 million, respectively, representing a decrease of 41%, and comprised 28% and 35%, respectively, of total revenues. For the first six months ended December 31, 2000 and 1999, engineering and development expenses were $8.9 million and $16.3 million, respectively, representing a decrease of 45%, and comprised 27% and 33%, respectively, of total revenues. This decrease in engineering and development expenses as a percentage of revenues resulted primarily from reduced spending rates which, in turn, resulted from the restructuring completed in the fourth quarter of fiscal 2000.

      Loss from operations for the second quarter of fiscal 2001 was $8.6 million, compared with $16.3 million in the second quarter of fiscal year 2000.

      During the quarter ended September 30, 2000, the Company recorded $5,174,000 in accretion and dividends to holders of the Company's Series B Convertible Preferred Stock as a result of a 7% dividend, an 8% conversion discount and the warrants issued in connection therewith. During the six months ended December 31, 2000, all shares of Series B Convertible Preferred Stock were converted into Common Stock. Therefore, the Company will no longer need to record dividends related to the Series B Convertible Preferred Stock.

      The Company's income tax rate for the second quarter of each of fiscal 2001 and 2000 was approximately 0%. The Company's tax provision includes state and minimum statutory taxes.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash, cash equivalents and short-term investments increased by $72.5 million from $29.3 million on June 30, 2000 to $101.8 million as of December 31, 2000. This was due in large part to the issuance, in a private placement, of 11,320,953 shares of common stock at a price of $7.9625 per share, resulting in net proceeds of $86.6 million. The Company used approximately $14.9 million in cash from operating activities in the first six months of fiscal 2001, which included a net loss of $16.2 million, offset by depreciation and amortization of $3.6 million and further offset by the decrease in inventories of $1.0 million and finally an increase in accrued liabilities of $1.1 million. The Company's primary investing activities included the purchase of available-for-sale short-term investments of $16.8 million and additional property and equipment of $935,000.

      At December 31, 2000, the Company's principal sources of liquidity included $101.8 million in cash, cash equivalents and short-term investments and a secured line of credit from a United States currency bank, expiring December 22, 2002, under which $12.7 million is available. At December 31, 2000, the Company had commitments against the line of credit, for letters of credit totaling $2.3 million.

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

      COMPETITIVE MARKET


----------

*  See "Forward-Looking Statements" on page 9.

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

      MANAGEMENT IN TRANSITION; EMPLOYEE TURNOVER

      Competition for employees with technical, management and other skills is intense in the computer industry and is particularly intense in the San Francisco Bay Area. The Company has recently encountered some difficulties in fulfilling its hiring needs and retaining key employees in this employment market, and there can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future. The Company's failure to retain the services of key personnel or to attract additional qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has experienced turnover of several senior members of management. In particular, on February 15, 2000, Mr. Gary J. Sbona replaced Mr. Bruce N. Moore as the Company's Chief Executive Officer and Chairman of the Board of Directors, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the agreement, Regent Pacific will provide management services to the Company, including the services of Mr. Sbona as Chief Executive Officer, one of a five person Regent Pacific management team. The agreement has a 26 month term and may be cancelled by the Company after expiration of the initial 20 month period, with a minimum compensation to Regent Pacific of $6,500,000 for that initial period. We rely on Regent Pacific Management Corporation for the management of Auspex and the loss of these services could adversely affect our business.

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

      DEPENDENCE ON ESTABLISHED STANDARDS


----------

*  See "Forward-Looking Statements" on page 9.

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

      DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

      For the three months ended December 31, 2000, direct sales of products and services to two customers separately represented approximately 12% and 13% of the Company's revenues. Customers are not obligated to purchase any minimum quantity of products from the Company. However, significant reductions in product sales to certain key customers would materially and adversely affect the Company's business, financial condition and results of operations.

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

      RISKS OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

      During the three months ended December 31, 2000 and 1999, approximately 30% and 37%, respectively, of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business.* Nonetheless, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful.

      The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, the Company experienced a decrease in revenues in Europe during the six months ended December 31, 2000 due to weakness in the European currency. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. Continued increases in the value of the U.S. dollar relative to foreign currencies will make the Company's products sold internationally less price competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. The Company's international business may further be affected by risks such as trade restrictions, increase in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of whom are entitled to carry products of the Company's competitors. There can be no assurance that any of the foregoing risks or issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

      STOCK MARKET FLUCTUATIONS


----------

*  See "Forward-Looking Statements" on page 9.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

      INTEREST RATE RISK

      There were no material changes during the second quarter of fiscal 2001 to the Company's exposure to market risk for changes in interest rates.

      FOREIGN CURRENCY EXCHANGE RISK

      There were no material changes during the second quarter of fiscal 2001 to the Company's foreign currency hedging programs.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c)(i) The Company entered into a Warrant Purchase Agreement, dated as of October 17, 2000, pursuant to which it issued two warrants to purchase up to 35,000 and 531,048 shares, respectively, of common stock of the Company at a price per share of $7.9625. This issuance was effected as a private placement under Regulation D of the Securities Act of 1933. The warrants bear a restrictive legend and each purchaser represented to the Company that it was accredited and that it was purchasing the securities for its own account. Each warrant is exercisable at the option of the relevant purchasers at any time on or before the date of termination thereof. The warrants were issued as consideration for capital raising services rendered by Halpern Capital Advisors in connection with a private placement of shares effected by the Company on September 19, 2000.

      (ii) On July 3, 2000, the Company granted Paul Loucas an option to purchase 200,000 shares of common stock of the Company at a price per share of $4.9375 as an inducement to Mr. Loucas's entering into an employment relationship with the Company. This issuance was effected as a private placement under Regulation D of the Securities Act of 1933. The option has a term of ten years and will vest at the rate of 1/24th of the shares subject to the option at the end of each of the 12 one-month periods immediately following the date of grant, and 1/2 of the shares subject to the option at the end of the two-year period immediately following the date of grant. The option provides for acceleration of vesting as to all of the shares subject to the option upon a change of control.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In connection with the Annual Meeting of Stockholders of the Company held on November 14, 2000, the Company received proxies representing 35,216,739 shares of Common Stock or [78.48]% of the total outstanding shares of Common Stock of the Company. The results of the voting with respect to the matters submitted to a vote of the security holders are as follows:

        1. The result of the vote to elect Gary J. Sbona and Richard E. Chapman as Class I directors of the Company to serve for a two-year term is set forth below. In addition, each of John E. McNulty and Karl C. Powell continued to serve as directors of the Company after the meeting.


                                                 CAST FOR              WITHHELD
                                                ----------            ---------
                   Gary J. Sbona                33,676,704            1,540,035

                Richard E. Chapman              33,670,754            1,545,985

        2. The result of the vote to approve amendments to the Company's 1993 Directors' Stock Option Plan (the "Directors' Plan") (i) to increase the number of shares of Common Stock subject to the initial and annual option grants automatically awarded to the Company's non-employee directors thereunder from 25,000 and 8,000 to 100,000 and 25,000, respectively, (ii) to modify the vesting period for options granted under the Directors' Plan, so that any option granted thereunder shall become exercisable as to 1/24 of the shares subject to such option monthly for the first 12 months following the date of grant of such option, and as to 1/2 of the shares subject to such option two years after the date of grant of such option, and (iii) to modify the change of control provisions of the Directors' Plan so that, upon a proposed sale of all or substantially all of the Company's assets or a merger of the Company with or into another corporation, to the extent an option is unvested, such option shall become vested and exercisable as to 100% of the shares subject to such option..

               CAST FOR                  CAST AGAINST                  ABSTAIN
               --------                  ------------                  -------
              26,536,616                  8,125,584                    554,539

        3. The result of the vote to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending June 30, 2001.

               CAST FOR                  CAST AGAINST                  ABSTAIN
               --------                  ------------                  -------
              35,094,790                    91,514                      30,435

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits

      The following exhibits are included in this Quarterly Report on Form 10-Q (numbered in Item 601 of Regulation S-K):

     EXHIBIT
     NUMBER                                  DESCRIPTION
     -------                                 -----------
      10.1        Employee Stock Option Agreement, dated July 3, 2000, between
                  Registrant and Paul Loucas (incorporated herein by reference to Exhibit 99.5 to Registrant's Registration Statement on Form
                  S-8 filed on February 2, 2001).

      10.2 Authorized Distributor Agreement, dated December 5, 2000, between Registrant and Bell Microproducts, Inc.

      10.3        Authorized Reseller Agreement, dated December 29, 2000, effective
                  December 27, 2000, between Registrant and Insight Direct USA, Inc.

b. Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K, dated October 2, 2000, which reported under "Item 5. Other Events."

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date   February 9, 2000                              /s/ Peter R. Simpson
       ----------------                      -----------------------------------
                                                       Peter R. Simpson
                                                   Chief Financial Officer

                              AUSPEX SYSTEMS, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000


                                                                                       SEQUENTIALLY
    EXHIBIT                                                                              NUMBERED
    NUMBER                               DESCRIPTION                                       PAGE
    ------                               -----------                                   ------------
     10.1        Employee Stock Option Agreement, dated July 3, 2000, between
                 Registrant and Paul Loucas (incorporated herein by reference to
                 Exhibit 99.5 to Registrant's Registration Statement on Form S-8
                 filed on February 2, 2001).

     10.2 Authorized Distributor Agreement, dated December 5, 2000, between Registrant and Bell Microproducts, Inc.

     10.3 Authorized Reseller Agreement, dated December 29, 2000, effective December 27, 2000, between Registrant and Insight
                 Direct USA, Inc.