Form 10-Q
period 2001-03-31
AUSPEX SYSTEMS INC
filed 2001-05-15
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

                                     YES [X]
                                     NO  [ ]

NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF MAY 4, 2001: 45,175,012.

FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX

                                                                                               PAGE
PART I.  FINANCIAL INFORMATION                                                                NUMBER
ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2001
            and June 30, 2000                                                                      1


         Condensed Consolidated Statements of Operations for the
            Three Months and Nine Months Ended March 31, 2001 and 2000                             2


         Condensed Consolidated Statements of Cash Flows for the Nine Months
            Ended March 31, 2001 and 2000                                                          3


         Notes to Condensed Consolidated Financial Statements                                    4-9

ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                 9-14

ITEM 3.  Qualitative and Quantitative Disclosures about Market Risks                              14

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                                         15

SIGNATURES                                                                                        15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              AUSPEX SYSTEMS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                     ASSETS


                                                 March 31, 2001    June 30, 2000
                                                 --------------    -------------
                                                  (Unaudited)
Current Assets
   Cash and cash equivalents                         $ 64,998        $ 23,615
   Short-term investments                              28,461           5,671
   Accounts receivable, net                             7,759           6,728
   Inventories, net                                     2,586           5,095
   Prepaid expenses and other                           2,836           4,115
                                                     --------        --------
      Total current assets                            106,640          45,224

Property and equipment, net                            12,589          15,059
Other assets                                              772           1,715
                                                     --------        --------
     Total assets                                    $120,001        $ 61,998
                                                     ========        ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                  $  6,834        $  8,053
   Accrued liabilities                                 14,700          14,440
   Deferred revenue                                     9,535           7,907
                                                     --------        --------
     Total current liabilities                         31,069          30,400

Long Term Liabilities
   Deferred revenue                                       453             954

Stockholders' equity                                   88,479          30,644
                                                     --------        --------
     Total liabilities and stockholders' equity      $120,001        $ 61,998
                                                     ========        ========



         The accompanying notes are an integral part of these condensed, consolidated financial statements.

                              AUSPEX SYSTEMS, INC.
                 Condensed Consolidated Statements of Operations


                                                              Three Months Ended             Nine Months Ended
                                                      -------------------------------  -------------------------------
                                                      March 31, 2001   March 31, 2000  March 31, 2001   March 31, 2000
                                                      --------------   --------------  --------------   --------------
(In thousands, except per share amounts)               (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenues
   Product revenue                                       $  3,468         $ 14,501         $ 23,665         $ 49,158
   Service revenue                                          5,903            6,861           18,201           20,980
                                                         --------         --------         --------         --------
      Total revenues                                        9,371           21,362           41,866           70,138
                                                         --------         --------         --------         --------

   Cost of Revenues
   Cost of product revenue                                  3,189           12,087           15,602           32,113
   Cost of service revenue                                  5,126            7,622           14,829           20,828
                                                         --------         --------         --------         --------
      Total cost of revenue                                 8,315           19,709           30,431           52,941
                                                         --------         --------         --------         --------
      Gross margin                                          1,056            1,653           11,435           17,197
                                                         --------         --------         --------         --------

Operating Expenses
   Selling, general and administrative                     10,696           15,567           29,891           43,759
   Engineering and development                              5,580            8,578           14,487           24,858
   Restructuring charges                                       --           17,642               --           17,642
                                                         --------         --------         --------         --------

      Total operating expenses                             16,276           41,787           44,378           86,259
                                                         --------         --------         --------         --------

      Loss from operations                                (15,220)         (40,134)         (32,943)         (69,062)

Other income, net                                           1,259              555            3,355            1,088
                                                         --------         --------         --------         --------

   Loss before provision
      for income taxes                                    (13,961)         (39,579)         (29,588)         (67,974)

Provision for income taxes                                    165              279              720              429
                                                         --------         --------         --------         --------

Net loss                                                  (14,126)         (39,858)         (30,308)         (68,403)

Accretion and dividends to preferred stockholders              --            1,175            5,174            1,175
                                                         --------         --------         --------         --------
   Net loss available to common stockholders             $(14,126)        $(41,033)        $(35,482)        $(69,578)
                                                         ========         ========         ========         ========

Net loss per share
   Basic and Diluted                                     $  (0.31)        $  (1.45)        $  (0.87)        $  (2.51)
                                                         ========         ========         ========         ========

Shares used in per share computations
   Basic and Diluted                                        45,081           28,254           40,770           27,672
                                                         ========         ========         ========         ========


         The accompanying notes are an integral part of these condensed, consolidated financial statements.

                              AUSPEX SYSTEMS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                     Nine Months Ended
                                                                                -------------------------------
                                                                                March 31, 2001   March 31, 2000
                                                                                --------------   --------------
                                                                                  (Unaudited)      (Unaudited)
Cash Flows from Operating Activities
Net loss                                                                           $(30,308)        $(68,403)
Adjustments to reconcile net loss to net cash used in operating activities
Restructuring charge                                                                     --           17,642
Depreciation and amortization                                                         5,403            7,274
Changes in assets and liabilities
   Accounts receivable, net                                                          (1,031)           2,961
   Inventories                                                                        1,760            3,366
   Income tax receivable                                                                 --            4,865
   Prepaid expenses and other                                                         2,222            1,120
   Accounts payable                                                                  (1,219)          (2,287)
   Accrued liabilities                                                                  260            2,568
   Deferred revenue                                                                   1,127             (288)
                                                                                   --------         --------

   Net cash used in operating activities                                            (21,786)         (31,182)
                                                                                   --------         --------

Cash Flows from Investing Activities
   Purchases of available-for-sale short-term investments                           (35,394)          (4,812)
   Proceeds from sales/maturities of available-for-sale short-term investments       12,683           13,253
   Purchases of property and equipment                                               (2,185)          (2,756)
                                                                                   --------         --------
   Net cash (used in) provided by investing activities                              (24,896)           5,685
                                                                                   --------         --------

Cash Flows from Financing Activities
   Borrowings from line of credit                                                        --              (13)
   Proceeds from sale of common stock, net                                           88,232           31,221
                                                                                   --------         --------

   Net cash provided by financing activities                                         88,232           31,208
                                                                                   --------         --------

Effect of exchange rate changes on cash                                                (167)              83
                                                                                   --------         --------

Net Increase in Cash and Cash Equivalents                                            41,383            5,794
Cash and Cash Equivalents, Beginning of Period                                       23,615           26,592
                                                                                   --------         --------
Cash and Cash Equivalents, End of Period                                           $ 64,998         $ 32,386
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

        Prior to the first quarter of fiscal 2000, the Company's fiscal year ended on the last day of the quarter within the year ended June 30. Beginning fiscal year 2000, the Company is operating and reporting on a 52-53 week fiscal year. Accordingly, the Company's fiscal year 2000 ended on July 1, 2000. The Company's fiscal quarters end on the Saturday of the thirteenth week of the quarter. For presentation purposes, the financial statements reflect the calendar month-end date. The change in reporting periods did not have a material effect on the accompanying condensed consolidated financial statements for fiscal 2000.

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

        The results of operations for the three and nine months ended March 31, 2001, are not necessarily indicative of results for the entire fiscal year ending June 30, 2001. (See "Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations).

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Substantially all cash equivalents consist of investments in certificates of deposits, money market deposits, commercial paper, auction rate securities, and U.S. agency bonds with original maturities of three months or less. Substantially all short-term investments consist of certificates of deposits, commercial paper, corporate bonds and U.S. agency bonds.

3. NON-CASH INVESTING AND FINANCING ACTIVITIES

        Net inventory capitalized into property and equipment was $118,000 and $196,000 for the three months ended March 31, 2001 and 2000, respectively, and $749,000 and $2,036,000 for the nine months ended March 31, 2001 and 2000, respectively. During the nine months ended March 31, 2001, the Company retired $8.4 million in property and equipment.

        During the nine-month period ended March 31, 2001, the Company recorded $5,174,000 in accretion and dividends to holders of the Series B Convertible Preferred Stock as a result of the 7% dividend, the 8% conversion discount and the warrants. The Company's outstanding Series B Preferred Stock has been converted into 3,394,781 shares of common stock, effective September 15, 2000, in accordance with the terms and conditions of the Series B Preferred Stock and related agreements, dated January 18, 2000. The Company now has no outstanding preferred stock.

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

        When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the undelivered elements in accordance with the "Separate Element Method" prescribed by SOP 98-9. Post customer support ("PCS") services to date have consisted of fees for providing periodic minor software maintenance releases and technical support for the Company's products. For undelivered PCS, vendor-specific objective evidence is determined by reference to the price of the PCS customers are required to pay when the PCS is sold separately. PCS revenue is initially recorded as deferred revenue and revenue is recognized ratably over the term of the relevant agreement.

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

5. NET LOSS PER SHARE

        Basic net loss per share is computed based only on the weighted average number of common shares outstanding during the period and does not give effect to the dilutive effect of common equivalent shares, such as stock options. Diluted net loss per share is computed based on the weighted average number of common shares plus potential dilutive common shares calculated in accordance with the treasury stock method.


                                                         Three Months Ended                   Nine Months Ended
                                                  ---------------------------------    --------------------------------
                                                  March 31, 2001     March 31, 2000    March 31, 2001    March 31, 2000
                                                  --------------     --------------    --------------    --------------
Net loss .....................................        $(14,126)         $(39,858)         $(30,308)         $(68,403)
                                                      ========          ========          ========          ========

Basic Net Loss Per Share
  Net loss available to common stockholders...        $(14,126)         $(41,033)         $(35,482)         $(69,578)
  Weighted average common shares outstanding..          45,081            28,254            40,770            27,672
                                                      --------          --------          --------          --------

Basic Net Loss per share .....................        $  (0.31)         $  (1.45)         $  (0.87)         $  (2.51)
                                                      ========          ========          ========          ========

Diluted Net Loss Per Share
  Net loss available to common stockholders ..        $(14,126)         $(41,033)         $(35,482)         $(69,578)
                                                      ========          ========          ========          ========

  Weighted average common shares
    outstanding ..............................          45,081            28,254            40,770            27,672
  Dilutive potential common shares from stock
    options ..................................              --                --                --                --
                                                      --------          --------          --------          --------
  Weighted average common shares and dilutive
   Potential common shares ...................          45,081            28,254            40,770            27,672
                                                      --------          --------          --------          --------
Diluted net loss per share ...................        $  (0.31)         $  (1.45)         $  (0.87)         $  (2.51)
                                                      ========          ========          ========          ========

        All weighted average stock options and warrants outstanding during the three months ended March 31, 2001 and 2000 of 12,518,519 and 4,788,483 shares, respectively, were excluded from the computation of diluted net loss per share because the effect of including them would have been antidilutive due to the net loss available to common stockholders. All weighted average stock options and warrants outstanding during the nine months ended March 31, 2001 and 2000 of 6,683,453 and 3,746,616 shares, respectively, were excluded from the computation of diluted net loss per share because the effect of including them would have been antidilutive due to the net loss available to common stockholders.


6. INVENTORIES, NET

        Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

                             March 31, 2001  June 30, 2000
                             --------------  -------------
Purchased materials              $1,328         $1,481
Systems in process                1,158          2,322
Finished goods                      100          1,292
                                 ------         ------
       Total inventories         $2,586         $5,095
                                 ======         ======


        Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at March 31, 2001 and June 30, 2000.

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


7. COMPREHENSIVE INCOME

        The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The following table sets forth the components of other comprehensive income (loss) net of income tax (in thousands):

                                                         Three Months Ended,                 Nine Months Ended,
                                                     --------------------------          --------------------------
                                                     March 31,         March 31,         March 31,         March 31,
                                                       2001              2000              2001              2000
                                                     --------          --------          --------          --------
Net loss                                             $(14,126)         $(39,858)         $(30,308)         $(68,403)
Other comprehensive income (loss):
    Unrealized holding gains
      on available-for-sale securities                     54                11                79                13
    Foreign currency translation adjustments              (96)              308              (167)               83
                                                     --------          --------          --------          --------
Comprehensive loss                                   $(14,168)         $(39,539)         $(30,396)         $(68,307)
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

        Revenues consisted of the following for the three-month and nine-month periods ended (in thousands) and long-lived assets by geography (net of accumulated depreciation) as of (in thousands):

                        THREE MONTHS ENDED              NINE MONTHS ENDED
                     MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,
                       2001            2000            2001            2000
                      -------         -------         -------         -------
                      REVENUE         REVENUE         REVENUE         REVENUE
                      -------         -------         -------         -------
United States         $ 4,684         $13,005         $23,633         $39,647
Europe                  1,653           3,776           7,155          15,993
Pacific Rim             2,458           3,957           9,298           9,057
Canada                    576             624           1,780           5,441
                      -------         -------         -------         -------
      Total           $ 9,371         $21,362         $41,866         $70,138
                      =======         =======         =======         =======

                     MARCH 31,      JUNE 30,
                       2001            2000
                    ----------      ----------
                    LONG LIVED      LONG LIVED
                      ASSETS          ASSETS
                    ----------      ----------
United States         $11,756         $14,189
Europe                    358             493
Pacific Rim               475             377
Canada                     --              --
                      -------         -------
      Total           $12,589         $15,059
                      =======         =======


        One customer accounted for 19% of total revenues during the three months ended March 31, 2001. One customer accounted for 18% of total revenues during the three months ended March 31, 2000. Two customers separately accounted for 16% and 10% of total revenues during the nine months ended March 31, 2001. No customers accounted for 10% or more of total revenues during the nine months ended March 31, 2000.


9. NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that a reporting entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133," was issued. The statement deferred the effective date of SFAS No. 133 until the first quarter of fiscal 2001. The Company adopted SFAS No. 133 during the three month period ended September 30, 2000 and such adoption did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. Management has reviewed the Company's compliance to SAB 101 and has concluded that we are in compliance with SAB 101 and that there will be no cumulative effect from adoption.

10.  RESTRUCTURING COSTS

        In the three months ended March 31, 2000, the Company recorded restructuring charges totaling $17.6 million which consisted of $3.8 million for severance and termination benefits and $13.8 million for write-offs relating to the retirement of excess equipment and other assets. These charges reflect steps the Company is taking to strengthen its competitiveness in the growing Network Attached Storage market, streamline operations and reduce overall costs. Prior to the restructuring, expenses exceeded revenues, thereby generating excess cash flow deficits and operating losses. As a result, the Company's cash flow projections indicated that the Company would exhaust its operating cash within one year. Therefore the Company decided to restructure in the following manner:

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

        The restructuring activities disrupted operations to a significant degree during the fiscal quarter ended March 31, 2000. Due to the considerable time and manpower required to plan and execute the restructuring, employees were forced to divert a substantial amount of their attention from their normal duties. However, the Company expects the restructuring to reduce its operating expenses by approximately $40 million per year. The Company began to realize these savings during the fourth fiscal quarter of 2000. These savings were fully realized during the first, second and third quarters of fiscal 2001 and the Company expects to continue to fully realize the $40 million savings for the remainder of the fiscal year.

        In the three-month period ended March 31, 2000, the Company recorded $13.8 million in write-offs relating to the retirement of excess equipment and other assets.

        The reduction of headcount and consolidation of facilities resulting from the restructuring generated many idle assets. These idle assets were either owned or were subject to an operating lease. The impaired assets were leasehold improvements on the facilities vacated, excess office furniture and excess computer hardware associated with the reduced headcount and facilities.

        The following table summarizes the Company's restructuring activity for the three-month period ended March 31, 2001 (in thousands):

                                     SEVERANCE     EXCESS EQUIPMENT
                                    AND BENEFITS   AND OTHER ASSETS       TOTAL
                                    ------------   ----------------       -----
Reserve balances, Dec 31, 2000         $   558          $ 2,227          $ 2,785
Restructuring charges                       --               --               --
Cash charges                              (263)            (517)            (780)
Non-cash charges                            --               --               --
                                       -------          -------          -------
Reserve balances, Mar 31, 2001         $   295          $ 1,710          $ 2,005
                                       =======          =======          =======


11.  PREFERRED STOCK

        On January 18, 2000, the Company sold $25 million of its Series B Convertible Preferred Stock to four institutional investors in a private placement. The Series B Convertible Preferred Stock was non-voting, carried a 7% per annum cumulative dividend, which may be paid in cash or Common Stock, and was convertible into the Company's Common Stock at an 8% discount. In connection with the sale, the Company issued four-year warrants to purchase an aggregate of 1,605,136 shares of the Company's Common Stock at a price of $8.5663 per share. The Company's outstanding Series B Preferred Stock has been converted into 3,394,781 shares of common stock, effective September 15, 2000, in accordance with the terms and conditions of the Series B Preferred Stock and related agreements, dated January 18, 2000. The Company now has no outstanding preferred stock. As a result of the conversion of all shares of preferred stock, during the three-month period ended September 30, 2000, the Company recorded $5,174,000 in accretion and dividends to holders of the Series B Convertible Preferred Stock as a result of the 7% dividend, the 8% conversion discount and the warrants.

        The components of the $5,174,000 charge taken are as follows: $216,000 for common stock issued as preferred stock dividends, $3,327,000 for the fair market value of the warrants issued based on the Black-Scholes model, and $1,631,000 for the charge relating to the beneficial conversion feature.


12. COMMON STOCK -- PRIVATE PLACEMENT

        On September 25, 2000, the Company completed a private placement of 11,320,953 shares of common stock at a price of $7.9625 per share, resulting in net proceeds of $86.7 million. The participants in this private placement include both existing and new shareholders.

13. LINE OF CREDIT

        In March 2001, the Company entered into a revolving line of credit agreement with a bank under which it can borrow up to $15,000,000. This agreement replaces the existing line of credit agreement entered into on December of 1999. The line of credit bears interest either at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by the bank to be a rate of 1.5 percentage points above the LIBOR rate in effect on the first day of the applicable term. The line of credit expires on March 30, 2003. At March 31, 2001 there were no borrowings outstanding under the line of credit agreement. As of March 31, 2001, there were commitments against the line of credit for two letters of credit totaling approximately $2,042,000. The line of credit is secured by the Company's cash investments with the aforementioned bank.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Total revenues for the third quarter of fiscal 2001 ended March 31, 2001, were $9.4 million, a decrease of 56% compared to total revenues of $21.4 million in the third quarter of fiscal 2000. Total revenues for the nine months ended March 31, 2001, were $41.9 million, a decrease of 40% compared to total revenues of $70.1 million for the nine months ended March 31, 2000.

        Product revenue for the third quarter of fiscal 2001 was $3.5 million, or 37% of total revenues, compared to $14.5 million, or 68% of total revenues, in the third quarter of fiscal 2000. Revenues from system sales accounted for 19% of total revenues during the third quarter of fiscal 2001 and 41% for the third quarter of fiscal 2000, while revenues from upgrades, add-on options and software license agreements comprised 18% of total revenues during the third quarter of fiscal 2001 and 27% during the third quarter of fiscal 2000. Service revenue for the third quarter of fiscal 2001 was $5.9 million, or 63% of total revenues, compared to 32% in the third quarter of fiscal 2000. Geographically, North America accounted for 56% and 64% of total revenues in the third quarters of fiscal 2001 and 2000, respectively; the Pacific Rim accounted for 26% and 19% of total revenues in the third quarters of fiscal 2001 and 2000, respectively; and Europe accounted for 18% of total revenues in both the third quarters of fiscal 2001 and 2000. The decrease in total revenues has resulted largely from reduced sales of upgrades for the Company's legacy product. Due to lower than expected sales of our NS2000 product and of upgrades for that product, the Company has not been successful in offsetting the decrease in revenues relating to its legacy product. Moreover, due to competitive pressures, the average selling price for the Company's products has declined, thereby further reducing revenues.

        Due to significant competitive pressures, rapid technological changes in our market and general economic slowdown, we can not predict with any certainty that our future revenues or margins will improve in the future.

        Gross margin was 11% of revenues in the third quarter of fiscal 2001 compared with 8% in the third quarter of fiscal 2000. For the first nine months ended March 31, 2001 and 2000, gross margins were 27% and 25%, respectively. Product gross margin decreased to 8% in the third quarter of fiscal year 2001 from 17% in the third quarter of fiscal year 2000. The decrease in product gross margin has been caused by reduced sales of upgrades for the Company's legacy product (which has not been offset by sales of the Company's NS2000 product or upgrades therefor), which in turn has resulted in reduced volume of systems shipped, underutilized capacity and under-absorption of manufacturing overhead. The decrease has also been caused in part by a decline in the average selling price for the Company's products.

        Service gross margin was 13% in the third quarter of fiscal year 2001 as compared to (11%) in the third quarter of fiscal year 2000. The increase in service gross margin resulted from reductions in service labor costs associated with the restructuring completed in the fourth quarter of fiscal year 2000. The increase also resulted in part from the existence during the third fiscal quarter of 2000 of a retention plan for employees, and the occurrence during that same quarter of an operational write-off of spares inventory and a cost increase relating to the transition of the NS2000 product, which retention plan, write-off and cost increase did not recur during the third fiscal quarter of 2000.

        Selling, general and administrative expenses during the third quarters of fiscal 2001 and fiscal 2000 totaled $10.7 million and $15.6 million, respectively, representing a decrease of 31%, and constituted 114% and 73% of total revenues, respectively. For the nine months ended March 31, 2001 and 2000, selling, general and administrative expenses totaled $29.9 million and $43.8 million, respectively, representing a decrease of 32%, and constituted 71% and 62% of total revenues, respectively. The decrease of $4.9 million from the third quarter of fiscal 2000 to the third quarter of fiscal 2001 and $13.9 million dollars from the nine months ended March 31,2000 to the nine months ended March 31, 2001 can be attributed to reduced spending rates, which, in turn, resulted from the restructuring completed in the fourth quarter of the fiscal year 2000. The increase in selling, general and administrative expenses as a percentage of revenues for the first nine months of fiscal 2001 resulted from a decrease in revenues in the first nine months of fiscal 2001, as compared to the first nine months of fiscal 2000, respectively.

        Engineering and development expenses during the third quarters of fiscal 2001 and fiscal 2000 were $5.6 million and $8.6 million, respectively, representing a decrease of 35%, and comprised 60% and 40%, respectively, of total revenues. For the first nine months ended March 31, 2001 and 2000, engineering and development expenses were $14.5 million and $24.9 million, respectively, representing a decrease of 42%, and comprised 35% of total revenues. For each period, this increase in engineering and development expenses as a percentage of revenues resulted primarily from decreased revenue in comparison with the previous three-month and nine-month periods.

        Loss from operations for the third quarter of fiscal 2001 was $15.2 million, compared with $40.1 million in the third quarter of fiscal year 2000.

        During the quarter ended September 30, 2000, the Company recorded $5,174,000 in accretion and dividends to holders of the Company's Series B Convertible Preferred Stock as a result of a 7% dividend, an 8% conversion discount and the warrants issued in connection therewith. During the nine months ended March 31, 2001, all shares of Series B Convertible Preferred Stock were converted into Common Stock. Therefore, the Company will no longer need to record dividends related to the Series B Convertible Preferred Stock.

        Due to its loss from operations, the Company had no significant provision for taxes for the third quarter of each of fiscal 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash, cash equivalents and short-term investments increased by $64.2 million from $29.3 million on June 30, 2000 to $93.5 million as of March 31, 2001. This was due in large part to the issuance, in a private placement, of 11,320,953 shares of common stock at a price of $7.9625 per share, resulting in net proceeds of $86.6 million. The Company used approximately $21.8 million in cash from operating activities in the first nine months of fiscal 2001, which included a net loss of $30.3 million, offset by depreciation and amortization of $5.4 million and further offset by the decrease in changes in assets and liabilities of $2.2 million. The Company's primary investing activities included the purchase of available-for-sale short-term investments of $35.4 million and additional property and equipment of $3.1 million.

        At March 31, 2001, the Company's principal sources of liquidity included $93.5 million in cash, cash equivalents and short-term investments and a $15.0 million secured revolving line of credit from a United States currency bank. At March 31, 2001, $13.0 million was available under the line of credit, and the Company had commitments against the line of credit for letters of credit totaling $2.0 million. The line of credit expires on March 30, 2003 and is secured by the Company's cash investments with the aforementioned bank. The line of credit replaces the prior line of credit arrangement entered into by the Company in December 1999.

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

        COMPETITIVE MARKET

        The market for the Company's products is highly competitive. The Company experiences substantial competition, principally from Sun Microsystems, Network Appliance Corporation, EMC Corporation, Hewlett-Packard Company and SGI, among others. Some companies have introduced proprietary products to provide network attached storage. Most of the Company's competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its products are competitive, price competition in the markets for the Company's products is intense, and the Company's competitors have engaged, and may continue to engage, in price cutting to gain a competitive edge within the market for the Company's products. The Company's efforts to maintain the competitiveness of its prices in such an environment has had and may continue to have an adverse effect on the Company's business, financial condition and results of operations.. Any further material reduction in the price of the Company's products without corresponding decreases in manufacturing costs and increases in unit volume would negatively affect gross margins, which could in turn have a material adverse effect on the Company's business, financial condition and results of operations. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base of customers, including additional processors, memory and disk drives. Increased competition in the market for the Company's products resulting in lower product sales could also adversely impact the Company's upgrades sales. In addition, decisions by customers not to increase the capacity of their current systems could adversely impact the Company's revenues and results of operations. The Company's ability to maintain its competitive position will depend upon, among other factors, its success in anticipating industry trends, investing in product research and development, developing new products with improved price/performance characteristics and effectively managing the introduction of new products into targeted markets.

        MANAGEMENT IN TRANSITION; EMPLOYEE TURNOVER

        Competition for employees with technical, management and other skills is intense in the computer industry and is particularly intense in the San Francisco Bay Area. The Company has recently encountered some difficulties in fulfilling its hiring needs and retaining key employees in this employment market, and there can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future. The Company's failure to retain the services of key personnel or to attract additional qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has experienced turnover of several senior members of management. In particular, on February 15, 2000, Mr. Gary J. Sbona replaced Mr. Bruce N. Moore as the Company's Chief Executive Officer and Chairman of the Board of Directors, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the agreement, Regent Pacific will provide management services to the Company, including the services of Mr. Sbona as Chief Executive Officer, one of a five person Regent Pacific management team. The agreement has a 26


--------
*  See "Forward-Looking Statements" on page 9.

month term and may be cancelled by the Company after expiration of the initial 20 month period, with a minimum compensation to Regent Pacific of $6,500,000 for that initial period. The Company relies Regent Pacific Management Corporation for the management of Auspex and the loss of these services could adversely affect the Company's business.


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

        NEW PRODUCTS

        The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis in order to remain competitive. However, new product introductions by the Company or its competitors carry the risk that customers could delay or cancel orders for existing products pending shipment of the new products. The Company, during the third fiscal quarter of fiscal 2001, was in the process of transitioning between the old NS2000 product to the new NS3000 product, but experienced delays in introducing those new products into the market within the timeframe originally intended by Company. Such delays have had an adverse effect on the Company's business, financial condition and results of operations for such quarter. There can be no assurance that the Company will not continue to experience difficulties, or experience difficulties in the future, that delay or prevent the successful development, introduction or marketing of new products and enhancements. In addition, certain of the Company's newly introduced products, including the Company's NS2000 product, and enhancements for those products, have achieved lower than expected market acceptance. As a result, those products have generated lower than expected sales, resulting in an adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that these new products, products introduced by the Company in the future, or enhancements for any of these products will adequately address market requirements, achieve market acceptance or generate substantial sales. Additionally, delays in the launch of new products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

        For the three months ended March 31, 2001, direct sales of products and services to one customer represented approximately 19% of the Company's revenues. The same customer and another customer separately accounted for 16% and 10% of total revenues during the nine months ended March 31, 2001. Customers are not obligated to purchase any minimum quantity of products from the Company. However, significant reductions in product sales to certain key customers would materially and adversely affect the Company's business, financial condition and results of operations.

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


--------
*  See "Forward-Looking Statements" on page 9.

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

        RISKS OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

        During the three months ended March 31, 2001 and 2000, approximately 44% and 36%, respectively, of the Company's total revenues were derived from markets outside of North America. During the nine months ended March 31, 2001 and 2000, approximately 39% and 36%, respectively, of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business.* Nonetheless, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful.

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


--------
*  See "Forward-Looking Statements" on page 9.

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


        CALIFORNIA'S CURRENT ENERGY CRISIS

        California is in the midst of an energy crisis that could disrupt the conduct of sales, marketing, research and development, finance and other operations at the Company's headquarters facilities. In the event of an acute power shortage, California has, on some occasions, implemented, and may in the future continue to implement, rolling blackouts throughout California. The Company has emergency back-up generators which keep its business systems in operation but the Company does not have sufficient back-up generating capacity or alternate sources of power to keep its headquarters in full operation in the event of a blackout. If blackouts interrupt the Company's power supply, it would be temporarily unable to continue full operations at its headquarters. Any such interruption could damage the Company's reputation, harm its ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm the Company's business and results of operations.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

        INTEREST RATE RISK

        There were no material changes during the third quarter of fiscal 2001 to the Company's exposure to market risk for changes in interest rates.

        FOREIGN CURRENCY EXCHANGE RISK

        There were no material changes during the third quarter of fiscal 2001 to the Company's foreign currency hedging programs.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits

        The following exhibits are included in this Quarterly Report on Form 10-Q (numbered in Item 601 of Regulation S-K):

    EXHIBIT
    NUMBER                             DESCRIPTION
    ------                             -----------
    10.1           Line of Credit Agreement, dated March 31, 2001, between the
                   Company and Wells Fargo Bank.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date    May  14, 2001                             /s/ Peter R. Simpson
        -------------                       ------------------------------------
                                                     Peter R. Simpson
                                                 Chief Financial Officer

                              AUSPEX SYSTEMS, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

EXHIBIT                                                                           SEQUENTIALLY
NUMBER                              DESCRIPTION                                   NUMBERED PAGE
------                              -----------                                   -------------
10.1      Line of Credit Agreement, dated March 31, 2001, between the Company and Wells Fargo Bank.