Form 10-K405
period 2001-06-30
AUSPEX SYSTEMS INC
filed 2001-09-28
CIK 860749

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED JUNE 30, 2001




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO          .

                        COMMISSION FILE NUMBER: 0-21432
                             ---------------------

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

     As of September 13, 2001, 45,464,519 shares of Common Stock of Registrant were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on September 13, 2001 of $4.28 per share) was approximately $119,642,388.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on November 15, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   BUSINESS....................................................    4
          The Company.................................................    4
          Markets and Customers.......................................    5
          Products....................................................    5
          Optional NS2000 Software....................................    6
          Technology..................................................    7
          Legacy models...............................................    8
          Distribution................................................    9
          Customer Service and Support................................    9
          Manufacturing...............................................    9
          Engineering and Development.................................   10
          Competition.................................................   10
          Intellectual Property and Licenses..........................   11
          Employees...................................................   11
          Executive Officers of the Company...........................   12
Item 2.   PROPERTIES..................................................   12
Item 3.   LEGAL PROCEEDINGS...........................................   13
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   13

                                  PART II
Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.........................................   13
Item 6.   SELECTED FINANCIAL DATA.....................................   14
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   15
          Results of Operations.......................................   15
          Revenues....................................................   15
          Gross Margin................................................   18
          Operating Expenses..........................................   18
          Other Income................................................   19
          Provision for Income Taxes..................................   19
          Quarterly Results of Operations.............................   20
          Liquidity and Capital Resources.............................   21
          Factors That May Affect Future Results......................   22
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISKS.......................................................   26
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   27
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   27

                                  PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   28
Item 11.  EXECUTIVE COMPENSATION......................................   28

                                                                        PAGE
                                                                        ----
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   28
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   28

                                  PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................   28
          (a) 1. FINANCIAL STATEMENTS.................................   28
          2. FINANCIAL STATEMENT SCHEDULES............................   29
          3. EXHIBITS.................................................   29
          (b) REPORTS ON FORM 8-K.....................................   32
SIGNATURES............................................................   33
POWER OF ATTORNEY.....................................................   33
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..............................   34
CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS.............................   34
SUPPLEMENTAL SCHEDULES................................................   57

                             INTRODUCTORY STATEMENT

     References made in this Annual Report on Form 10-K to "Auspex," the "Company," or the "Registrant" refer to Auspex Systems, Inc. and its wholly owned subsidiaries. AUSPEX, the Auspex logo design, DataGuard, DriveGuard, FMK, FMP, Functional Multi-Processing, Functional Multi-Processing Kernel, Functional Multi-Processor, Functional Multiprocessor NS5000 and ServerGuard are registered trademarks of the Company. Auspex 4Front, Auspex Control Points, All the Data All the Time, How Information Gets Delivered, Don't Just Store Data Use it, One World, ClusterGuard, Continuous Data Access, Data Xcelerator Engines, DataXpress, DataXpress kernel, FastFlo File System, NetOS, NetServer, NeTservices, Playground, ServerGuard Global, Server Guard V, Thrive Carefully, TurboCopy, Web-Attached Storage logos and XceleRAID are trademarks of the Company.

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

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Auspex was formed in 1987 and was reincorporated into Delaware in 1991. The Company develops, manufactures, distributes and supports a line of multi-protocol (NFS(1), CIFS(2) and FTP(3)) Network Attached Storage devices, also referred to as network file servers, network filers and NAS Gateways (Network Attached Storage Gateways) which include specialized software for storing, serving and managing network and computer data.

     The fiscal year ended June 30, 2001 ("fiscal year 2001") represented a year of change for Auspex. Revenues for fiscal year 2001 were generated largely from the NS2000 product, which was introduced during the fiscal year ended June 30, 1999 ("fiscal year 1999"). We produced a number of software releases during fiscal year 2001, which were focused on enhancing the features of our NS2000 product and increasing its reliability. During the last quarter of fiscal year 2001, we announced the introduction of our NS3000 series of data servers, which represent an evolution of the NS2000 product. The NS3000 features significant improvements in performance, reliability and price performance. The Company's focus in introducing the NS3000 series is to regain market share in the enterprise storage space.

     The first of three server lines began shipping in the last month of fiscal year 2001 and will be followed by two additional server lines in late September or early October of 2001.* These additional server lines would be an expansion of the NS3000 product line.

     The Company is continuing to utilize the services of Regent Pacific Management, Inc., which provides the Company with management consulting services. The services provided by Regent include the services of Gary J. Sbona, as Chief Executive Officer and Chairman of the Board of Directors, and the services of a number of other senior executives. The Company further strengthened its management team with the addition of Michael Worhach, as the Company's President, who over the past fiscal year has been instrumental in rebuilding the Company's sales and marketing team. In addition, the Company added new Vice Presidents of sales in Europe and North America who were given the mandate to rebuild both the direct and indirect channels of sales and marketing, and the Company has opened offices in Korea and China with the intention of further strengthening its sales and support staff in Asia.* The Company has also reorganized its marketing organization under the leadership of Bob Iacono.

     The Company's business plan has historically focused on the creation of the industry's first "thin" server or specialized file server, a specialized device which utilizes highly efficient software to optimize I/O performance. The primary market for the Company's product, which was previously known as the file server market, is known today as the Network Attached Storage ("NAS") market. A leading independent industry analyst projects that the segment of the NAS market served by Auspex will grow from $6.4 billion in calendar year 2002 to almost $14.7 billion by the calendar year 2004 (Source: Gartner Group, June 2001).*

---------------

     (1)NFS refers to the Network File System protocol, first promulgated by Sun Microsystems, Inc. ("Sun Microsystems"), which protocol has been widely adopted by the workstation market as a de facto standard for network file transfers.

     (2)CIFS refers to the Common Internet File Service protocol developed by Microsoft Corporation as a networking protocol for PC clients to access files on a PC file server in a Local Area Network ("LAN") or Wide Area Network ("WAN").

     (3)FTP ("refers to the File Transfer Protocol"), which is a standard protocol commonly used to retrieve or store files on network file servers. FTP is supported on UNIX, Windows, VMS, Macintosh and other popular desktop computers. Storage devices also referred to as network file servers which include specialized software for storing, serving and managing network data.

     * See "Forward-Looking Statements" on page 1.

MARKETS AND CUSTOMERS

     Historically, the Company's customer base has been largely comprised of Fortune 1000 customers in the enterprise technical computing market. Auspex has gained twelve years of networking expertise in this market by delivering enterprise class data availability and scalability solutions. Auspex believes this experience differentiates the Company from and gives it a competitive advantage over mid-range companies in the NAS market producing NAS appliances and general purpose servers that may be looking to establish a position in the high-growth NAS market.*

     With the addition of the new product family represented by the NS3000 series of data server, Auspex seeks to reclaim the high availability market required by many of these Fortune 1000 customers. The modular design, hot swap components and levels of protection afforded by the self healing virtual server and Server Guard V software makes Auspex a must see in many of these organizations.

     As of June 30, 2001, approximately 2,587 Auspex NetServers had been installed at 455 customers worldwide. Within the NAS market, NetServers are used most commonly for the following applications: software development, electronic design analysis ("EDA"), seismic and geophysical modeling, scientific and academic research, product design management ("PDM") and mechanical computer-aided design ("MCAD"), technical publishing, financial services and streaming video. In addition, the majority of our user environments are heterogeneous environments requiring shared access from various client operating system's ("OS") to both Unix and Windows data simultaneously.

     Sales of products and services to the following customers accounted for 10% or more of total revenues in the periods indicated: during fiscal year
1999 -- Intel (20%); during fiscal year 2000, there were no customers that accounted for 10% or more of total revenues; during fiscal year 2001 -- Nissho (16%). There can be no assurance that sales of products and services to these customers will not decline, either in absolute dollar amounts or as a percentage of total revenues, in future periods and that any such declines will not have a material adverse effect on the Company's results of operations.*

PRODUCTS

     At the end of fiscal year 1999, the Company introduced its new generation of NAS products, the NS2000 series. By the end of fiscal year 2001, 437 NS2000 systems had been shipped to 172 customers. During the fourth quarter of fiscal year 2001, the Company introduced the NS3000 family of products, which continued to build on the NS2000 architecture by providing faster processing, high availability solutions and introduced a back-end Server Attached Network ("SAN") which positions Auspex to deliver the convergence of NAS and SAN technologies.* By the end of fiscal year 2001, 31 NS3000 systems had been shipped to 14 customers.

     The new system architecture is designed to store, manage and deliver data to network clients with a continual focus on reliability, scalability, UNIX/Windows NT and Windows 2000 file sharing and price/performance. The new NS3000 and the NS2000 hardware design is based on industry standard hardware integrated into a simple, yet powerful storage area network consisting of an UltraSPARC Host Processor Node and one or more I/O Nodes interconnected through a Scalable Coherent Interface ("SCI") bus. This storage area network architecture scales to provide large amounts of storage and network connectivity. Each I/O Node supports multiple network connections -- including all common network interfaces -- and is architecturally scalable to 68TB. Auspex has shipped systems with up to three-nodes and tested systems with up to five nodes.

     The Company's strategy is to introduce new products and offer upgrades to existing products periodically.* There can be no assurance that some customers will not cancel orders for existing products or delay orders in anticipation of new product availability, and should cancellations and delays occur, the Company's revenues and operating results could be materially and adversely affected.

---------------

     * See "Forward-Looking Statements" on page 1.

     The NS3000 and NS2000 series of products are based on the Company's patented Functional Multi-Processing architecture embodied in the NetOS kernel, which underpins its NAS architecture. NetOS separates network processing from storage processing, thereby facilitating scaling networks and/or storage. It also offers multi-protocol support and provides parallel backup paths for rapid data archiving. This architecture utilizes Functional Multi-Processing, which dedicates processors to specific tasks, such as network protocol processing -- Network File System ("NFS") and Common Internet File System ("CIFS") -- file system management and storage management and control.

     The File and Storage Processing ("FSP") kernel incorporates the FastFLO File System, that provides reliability and performance using advanced journaling technology. The FSP also supports File System Snapshots for consistent system backup and data protection. Full support is provided on the host Node for the Network Data Management Protocol ("NDMP"). NDMP-compliant backup software executing on the host or another network system can be used to direct each I/O Node to backup its data at high speeds by streaming data directly from disk to tape using Data Xcelerator Engines.

     The NS3000 family has implemented dual storage subsystems. At the low end the NS3000 utilizes hardware Redundant Array Independent Drives ("RAID") leveraging IBM Mylex technology with the Company's XceleRAID firmware controllers to connect directly to low profile drive arrays (LPDA). The LPDA like all other components of the NS3000 can be rack mounted in standard 19" racks and also comes standard with dual AC power for power redundancy to the power grid. At the midrange and high-end of the NS3000 family external RAID cluster controllers are used with fibre-connectivity to the I/O Node(s) providing a back-end SAN. This SAN architecture is leveraged by the ServerGuardV Software product providing high-availability failover and failback capabilities for the NS3000.

     The NS2000 implemented a hardware RAID subsystem leveraging IBM Mylex technology with the Company's XceleRAID firmware controllers to connect directly into the high-density disk array ("HDDA"). The HDDA provides a very large amount of storage in a package that has the same form factor as the I/O Node itself. All drives in the array are hot-plugable to ensure rapid, on-line replacement in the event of a problem. A single I/O Node maximally configured with three XceleRAID controllers and three HDDAs will support a total of three terabytes of storage, based on using 36-gigabyte drives. A two-node system will support six terabytes, and a three-node system will support nine and one-half terabytes. The Company believes it has one of the highest storage densities per footprint in the industry.

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

OPTIONAL NET SERVER SOFTWARE

     There are five software options (DataGuard, NeTservices, NetGuard, TurboCopy and TurboReplicator) that can be purchased with the NS2000. With the NS3000, DataGuard has been incorporated as part of the base system and the additional ServerGuard V product has been added for system failover. In fiscal year 2001, software licenses represented approximately 4% of the Company's revenues.

     The first software product, DataGuard(TM), allows users to continuously access data in the event of a disruption associated with the host operating system. Because the data movement function is isolated from the Solaris operating system on the host node, file services can continue in the event of a Solaris outage, and total system availability improves.

     The second product, NeTservices, delivers seamless and fully secure file sharing between UNIX and Windows NT and Windows 2000 by strictly adhering to the permission schemes of both the NFS and CIFS remote file system software. This allows users on NT and UNIX clients and/or applications to access the same files with full locking protection. Sold with over 75% of the Company's servers, NeTservices reduces the total cost of ownership relative to replicating data on separate UNIX and Windows NT and Windows 2000 servers with software, referred to as One World, that either emulates Windows on UNIX servers or clients or vice versa. While UNIX continues to dominate the back-end, enterprise environments are evolving to include Windows NT and Windows 2000 clients. Thus, the requirement to integrate Windows (including NT, 98, 95 and Windows for Workgroups) seamlessly into the enterprise has assumed a critical position. Combining Windows and UNIX environments poses the very important data services challenge of having separate, distributed data servers for Windows data, as opposed to consolidating both types of data on a single platform. Significant benefits in the area of performance, data management, availability and file sharing can be obtained by consolidating UNIX and Windows data on a single, enterprise-class file server platform.

     NeTservices delivers the Windows NT and Windows 2000 networking environment including directory services, file security and remote administration, that is essential for enterprise-level deployment of Windows-based networks. NeTservices is compatible with Windows 2000 clients.

     The Company believes that NeTservices is also the fastest Windows NT and Windows 2000 server available today, based on independent industry standard benchmarks. The product's ZD NetBench 5.01 test results exceeded 58 megabytes per second throughout. NeTservices allows administrators to manage just one physical copy of the shared data, with transparent, secure sharing of individual files by UNIX and Windows NT and Windows 2000 clients. Because no client software is required, NetServices does not create the additional overhead of per-client administration. Locking mechanisms provide data protection while UNIX and Windows NT and Windows 2000 clients concurrently access files.

     The third software product, NetGuard, provides for LAN, WAN and Network Interface Card Failover for the NS2000. Failover in computer systems refers to the ability of one component to seamlessly take over the workload of a failed component of a similar type. The NS2000 design allows for multiple redundant network connections to provide protection in the event of a failed network adapter card. This feature requires support for Cisco Fast EtherChannel, which not only provides port failover but also balances port workloads to the switch.

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

     Server GuardV for the NS3000 provides system heartbeat checking and automatic failover in the event that there is a hardware or software failover on either active system. This enables two separate systems to operate and provide continuous availability for data that is stored on either NeTserver.

TECHNOLOGY

     Underpinning the NS2000 and NS3000 product lines are unique software technologies that are dedicated to optimizing performance at each step of the data delivery chain, including:

     System Management System management is accomplished through a simple but powerful browser interface, Control Point. Key functions of the file server can be managed locally from the host console or remotely from any compatible browser. Multiple servers can be monitored and managed from the same console if desired. Control Point is implemented entirely in Java, providing for advanced features beyond the abilities of simple HTML management tools, while ensuring portability and ease of use. Command line equivalents are also available for all Control Point functions.

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

     File System Processing The file system plays a critical role in data management. As the demand for disk storage continues to grow, the file system must scale to handle huge file systems, very large files, and very large numbers of files, single directories with thousands of entries and the file semantics and attributes of both UNIX and Windows NT and Windows 2000 environments. At the same time, the file system must be able to maintain its internal accounting and recover quickly in the event of an unexpected power outage or other failure. The Company licensed file system technology from EMD and integrated it with the Company's patented NetOS system software for performance, scalability and reliability. The Company's file system software, FastFLO, uses journaling technology to ensure the file system's structural integrity. It also incorporates advanced software for File Layout Optimization and writes clustering techniques to minimize file fragmentation and enhance read operations. FastFLO supports both UNIX and NT/Windows security and access control natively in the file system. This protects files access security attributes for UNIX and Windows NT and Windows 2000 files during backup and restore because the attributes are not stored in a separate file, a feature not shared by some NT/Windows emulation software solutions currently on the market.

     In addition, FastFLO includes a very large disk buffers cache (I/O cache memory) on the network and file processing element, which gives users the flexibility to configure the amount of memory to meet their application performance needs.

     Storage Processing The Company's XceleRAID firmware acts as the interface to storage and provides multiple high-speed RAID controllers to deliver high availability and protect data from disk failure. Supported RAID levels include:
RAID 0, RAID 1, RAID 5 and RAID 7 (JBOD). XceleRAID is responsible for virtual partition management on the storage devices, write acceleration, channel management, disk and tape control and data transfers to I/O cache memory.

LEGACY MODELS

     The NS8000 NetServer line of products was introduced in the first quarter of fiscal year 1999. The NS8000 delivered improved price/performance, higher density disk packaging and new networking capabilities over previous generations. In addition, high-density disk packaging provided a migration path for customers to the Company's next-generation platform, the NS2000. Predecessors of the NS8000 line of products were the NS5000, NS5500, NS6000 and NS7000 NetServers.

     The Company also offers a number of software products in conjunction with these Legacy models of NetServers, including, DataGuard,(TM) ServerGuard,(TM) and NeTservices 1.0.

     End of life of the above Legacy models of NetServer was announced in fiscal year 2000 and manufacturing of new systems subsequently ceased. Manufacturing of new upgrade hardware ceased in fiscal year 2001. The Company is obligated to provide maintenance services on these products through at least fiscal year 2005. In addition, the Company is currently offering limited upgrade services on these products and may continue to do so depending upon availability of components and other factors.

DISTRIBUTION

     In fiscal year 2001, product sales to end users in North America were effected primarily through a direct sales force. Since the success of the Company's direct sales efforts in North America depends in part upon a sophisticated analysis of the customers' networking requirements, the Company's system engineers work closely with the Company's sales representatives. The Company has a direct sales organization in the United Kingdom, France and Germany, and employs distributors in other selected European markets. In the Pacific Rim, the Company has a sales team to support an indirect sales model.

     In the Pacific Rim, the Company acts primarily through national distributors. For example, in Japan, the major distributor is Nissho Electronics. The Company has established sales operations in support of distributors in Japan, Singapore, Korea, India and other Asian countries.

     The Company believes that the large installed base of UNIX systems in Europe represents a significant opportunity for future NetServer sales.* To address this opportunity, the Company has direct sales and support facilities in the United Kingdom, France and Germany. The Company also has entered into agreements with distributors covering other selected markets in Europe, and has continued to invest in sales and marketing efforts in Europe.

CUSTOMER SERVICE AND SUPPORT

     The Company's corporate policies are based on a commitment to customer satisfaction and product quality.

     The Company provides customer training, and installs, maintains and supports systems sold directly in North America and Europe. End-user customers purchasing through indirect channels are generally serviced by the Company's distributors or Original Equipment Manufacturers ("OEMs"). In all cases, however, customers have direct access to the Company's service and support through a toll-free telephone hotline available to customers, distributors and service partners. The Company handles all customer service call management and software support directly through its technical support centers, which are available twenty-four (24) hours a day, three hundred sixty-five (365) days a year, and are staffed by highly trained and experienced technical support engineers.

     Technical support centers are located in Durham, North Carolina and Aldermaston, UK. To supplement direct service and support and to ensure the highest quality service while containing costs, the Company has entered into a strategic service agreement with NCR Corporation for on-site hardware support in the US, Europe, Latin America and Asia and with local service providers in selected geographic areas. The Company's contract provides end users with a warranty for parts and labor on its products, which generally range from ninety
(90) days to one year. The Company's warranty policy for product sales other than to end-users depends on the requirements of the particular distribution channel. The Company offers customers service agreements of varying duration. Service revenue is recognized ratably over the contractual period as service is provided.

MANUFACTURING

     The Company's manufacturing operations, located in Santa Clara, California, consist of product assurance, quality control and final product assembly and testing. The Company relies principally on contract manufacturers for sub-assembly and testing of certain key NetServer components. The Company's manufacturing strategy has been to develop close relationships with its suppliers, exchange critical information and implement joint quality training programs. This manufacturing strategy minimizes capital investment and overhead expenditures and creates flexibility by providing the capacity for rapid expansion. Although the
---------------

     * See "Forward-Looking Statements" on page 1.

Company to date has not experienced any significant production difficulties resulting from its reliance on these manufacturers, it is possible that production difficulties, including capacity constraints and quality control issues, could arise in the future, which could materially and adversely affect the Company's results of operations.

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

ENGINEERING AND DEVELOPMENT

     The market for high-performance network data servers has been characterized by rapid technological advances in both hardware and software development. The Company believes that the speed of technological advancement in its industry requires it to invest significant amounts in research and development, and that in order to maintain its competitive position, the Company must continue to enhance and improve its existing products as well as to develop and successfully introduce new products. During fiscal year 2001, the Company continued to refine the NS2000, significantly improving its reliability, performance and adding value-added software features such as NetGuard -- a high-availability network failover component based on Virtual IP technology -- while also developing the NS3000 series as follow-on products.

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

     The Company's engineering and development expenses during fiscal years 2001, 2000 and 1999 were approximately $19.3 million, $30.6 million and $35.3 million, respectively.

COMPETITION

     The network attached storage market is very competitive. The Company principally competes in the enterprise segment of this market against products offered both by manufacturers of general-purpose computers (e.g., Sun Microsystems, Hewlett-Packard Company, IBM and SGI) and by specialized manufacturers of NAS products (e.g., EMC Corp. and Network Appliance). All of these competitors possess substantially greater financial, technical and marketing resources than Auspex, as well as substantially larger product installed bases. While the Company believes that the price/performance characteristics of its products are competitive, increased competition created pricing pressures in fiscal year 2001, which materially and adversely affected the Company's results of operations.

---------------

     * See "Forward-Looking Statements" on page 1.

     The Company derives a significant portion of its revenues from sales of product upgrades to its installed base, including additional processors (or upgrades to existing processors), memory, disk and tape drive and software. The Company has seen an increase in competitive pressures in the last six months of fiscal year 2001. This was in due in part to the softening of the storage market and in recognition of the new product family announced in May. The Company has managed to retain much of its installed base over the year. However, increased competition may occur in the future which could materially and adversely affect the Company's revenues and results of operations.

     Auspex is focused on delivering enterprise solutions at a price performance level which appeals to the broader storage market. Auspex delivers solutions that enable information sharing, facilitate data and asset consolidation in an environment that provides fast information access, is easy to manage and is always available and protected. In order to enhance the Company's ability to deliver solutions in these areas, the Company has invested significantly in its relationships with industry leaders in backup and restore, systems management, databases, Windows 2000 and a variety of vertical applications.

     The most important measure of product quality continues to be product reliability. To that end the Company believes that the NS3000 family of servers provides reliability at the five nines (99.999%) level through a combination of quality of manufacture, modular design, hot swappable and redundant components, clustering across components (not just processors), software that is self healing and if required a first class service and support infrastructure.

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

EMPLOYEES

     As of June 30, 2001, the Company employed 400 people. The recruitment of experienced, highly skilled individuals is a top priority in an exceptionally competitive recruiting environment. Equally important in this environment is the retention of key talent. The Company has significantly increased its recruiting activities and is reviewing all employee programs to ensure the retention and continued development of its employees.
---------------

     * See "Forward-Looking Statements" on page 1.

Hiring and retaining key employees in the Silicon Valley employment market has been a challenge. Although the recent economic downturn in the computer industry has allowed us to bring in new talent across many of the functions within the Company, there can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future. None of the Company's employees are represented by a labor union.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth-certain information with respect to the executive officers of the Company as of September 13, 2001:

NAME                                        AGE                 POSITION
----                                        ---                 --------
Gary J. Sbona.............................  58    Chief Executive Officer and Chairman
Dennis J. Dunnigan........................  45    Chief Operating Officer
Peter R. Simpson..........................  52    Chief Financial Officer
Michael S. Worhach........................  51    President

     Mr. Gary J. Sbona, joined the Company in February 2000 as Chairman and Chief Executive Officer. Mr. Sbona, also, serves as Chairman and Chief Executive Officer of: Verity, Inc., a publicly traded software company, specializing in knowledge retrieval software, since 1997, and Accelerated Networks, Inc., a broadband telecommunications company, since 2001. Mr. Sbona has served as a Director of 3D Systems Corporation, a publicly traded mass customization equipment manufacturer, since 1999 and a Director of Calico Commerce, Inc., a publicly traded software company, since 2001. Since 1974, Mr. Sbona has also served as the Chairman and Chief Executive Officer of Regent Pacific Management Corporation, a professional services firm that is currently providing our company with management services. Mr. Sbona has held positions as an officer and/or director of numerous publicly and privately held companies.

     Mr. Michael S. Worhach joined the Company in August 2000 as President. Mr. Worhach, previously, served as Division Vice President at Data General, a division of EMC since 1993. At Data General, Mr Worhach had responsibility for Americas Sales and Services and Worldwide Healthcare. From 1974 to 1992, Mr. Worhach was employed by Unisys Corporation where he held a variety of management positions in sales and marketing. Mr. Worhach holds a MBA from the University of Massachusetts, Amherst, and a B.S. from Kings College, Pennsylvania.

     Mr. Dennis J. Dunnigan joined the Company in February 2000 as Chief Operating Officer. Mr. Dunnigan has been employed by Regent Pacific Management Corporation, a professional services company that has provided our company with management services, since 1986. Mr. Dunnigan has held various positions with numerous publicly and privately held companies during his employment with Regent Pacific Management Corporation. Mr. Dunnigan holds a B. S. C. degree in Accounting from the Santa Clara University.

     Mr. Peter R. Simpson joined the Company in March 2000 as Chief Financial Officer. Mr. Simpson has been employed since 1989 by Regent Pacific Management Corporation, a professional services company that is currently providing our company with management services. Mr. Simpson has held various positions with numerous publicly and privately held companies through his employment with Regent Pacific Management Services. Mr. Simpson holds a MBA degree in Finance from Golden Gate University, and is a fellow of the Institute of Chartered Accountants in England and Wales.

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

                                                                HIGH       LOW
                                                              --------   -------
Fourth Quarter of 2001......................................  $ 7.14     $2.66
Third Quarter of 2001.......................................  $ 8.875    $3.25
Second Quarter of 2001......................................  $12.9375   $5.50
First Quarter of 2001.......................................  $13.0625   $4.3438
Fourth Quarter of 2000......................................  $10.125    $4.75
Third Quarter of 2000.......................................  $17.375    $6.5625
Second Quarter of 2000......................................  $14.375    $4.065
First Quarter of 2000.......................................  $12.625    $8.75

     The Company believes that a number of factors including, but not limited to, quarterly fluctuations in results of operations may cause the market price of its common stock to fluctuate significantly. See "Management's Discussion and Analysis -- Factors That May Affect Future Results."

     As of September 13, 2001, the approximate number of common stockholders of record was 599.

     The Company has not, to date, paid cash dividends on its capital stock. The Company currently intends to retain earnings for use within its business and does not anticipate paying cash dividends in the foreseeable future.*

---------------

     * See "Forward-Looking Statements" on page 1.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        FISCAL YEAR ENDED
                                    ----------------------------------------------------------
                                    JUNE 30,   JUNE 30,      JUNE 30,   JUNE 30,      JUNE 30,
                                      2001       2000          1999       1998          1997
                                    --------   --------      --------   --------      --------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..........................  $ 51,880   $ 82,199      $113,475   $168,912      $202,486
Income (loss) before income
  taxes...........................   (43,396)   (80,063)      (38,828)   (26,668)       24,362
Net income (loss).................   (44,291)   (80,760)      (39,045)   (17,334)       13,420
Dividends to preferred
  stockholders....................     5,174      2,350            --         --            --
Net income(loss) available to
  common stockholders.............   (49,465)   (83,110)      (39,045)   (17,334)       13,420
Net income (loss) per share
  Basic...........................  $  (1.18)  $  (2.95)(1)  $  (1.50)  $  (0.69)(2)  $ 0.54(3)
  Diluted.........................  $  (1.18)  $  (2.95)(1)  $  (1.50)  $  (0.69)(2)  $ 0.52(3)
Shares used for net income (loss)
  per share
  Basic...........................    41,872     28,126        25,978     25,268        24,641
  Diluted.........................    41,872     28,126        25,978     25,268        25,658
Total assets......................  $105,059   $ 61,998      $115,048   $147,193      $157,152
Long-term obligations.............  $    279   $    954      $  1,304   $     --      $     --
Cash dividends declared per common
  share...........................  $     --   $     --      $     --   $     --      $     --

---------------

(1) Includes restructuring costs of $17.6 million. Exclusive of these charges, the basic and diluted net loss per share for fiscal year 2000 would have been $2.24.

(2) Includes costs of $9.4 million associated with write-down of disk drive inventory to its net realizable value as a result of rapid price declines of 4-gigabyte disk drives and restructuring charges of $7.3 million. Exclusive of these charges, basic and diluted net loss per share for fiscal year 1998 would have been $0.26.

(3) Includes the write-off of in-process research and development of $7.4 million associated with the acquisition of Alphatronix, Inc. in the fourth quarter of fiscal 1997. Exclusive of this write off, basic and diluted net income per share for fiscal 1997 would have been $0.85 and $0.81, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the fiscal years indicated the percentage of total revenues represented by certain line items in the Company's Statements of Operations:

                                                              YEARS ENDED JUNE 30,
                                                              --------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
Revenues....................................................  100%    100%    100%
Cost of revenues............................................   76      77      58
                                                              ---     ---     ---
Gross margin................................................   24      23      42
                                                              ---     ---     ---
Operating Expenses
  Marketing and sales.......................................   62      51      38
  Engineering and development...............................   37      37      31
  General and administrative................................   17      12       9
  Restructuring charges.....................................   --      21      --
                                                              ---     ---     ---
  Loss from operations......................................  (92)    (98)    (36)
  Other income..............................................    8       2       2
                                                              ---     ---     ---
  Loss before income taxes..................................  (84)    (96)    (34)
  Provision for (benefit from) income taxes.................    2       1      --
                                                              ---     ---     ---
  Net loss..................................................  (82)%   (97)%   (34)%
                                                              ===     ===     ===

REVENUES

  PRODUCT REVENUE

     Product revenue includes hardware sales and software license fees. Product revenue is recognized upon shipment. The installation of the Company's systems is not considered a significant obligation and acceptance by the customer is not considered a significant uncertainty. Revenues from upgrade sales are generally recognized at the time the equipment is shipped. Provisions for product sales returns and allowances are recorded in the same period as the related revenue is recognized. Revenue earned under software license agreements with end-users are generally recognized when the software has been shipped and there are no significant obligations remaining. Revenues earned under software license agreements are recognized in accordance with Statement of Position ("SOP") No. 97-2. Software revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, collectibility is probable and vendor specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement.

     The Company sells its products to end users through its direct sales force, as well as through distributors and resellers. Typically, the Company's arrangements with distributors contain provisions for price protection and stock rotation allowances. The Company recognizes revenue on sales to distributors in accordance with the provisions set forth by the Financial Accounting Standards Board ("FASB") No. 48, "Revenue Recognition When Right of Return Exists," provided that the requirements of SOP No. 97-2 have also been met. In accordance with FASB No. 48, the Company recognizes revenue upon shipment to distributors provided that a) the price is substantially fixed and determinable at the time of sale; b) the distributor's obligation to pay the Company is not contingent upon resale of the products; c) title and risk of loss passes to the distributor at time of shipment; d) distributor has economic substance apart from that provided by the Company; e) the Company has no significant obligation to the distributor to bring about resale of the products; and f) future returns can be reasonably estimated.

     The Company records a provision for returns and adjustments based on anticipated adjustments or returns from distributors. Revenue recognized is recorded net of this provision. Typical payment terms for sales transactions are 30 days.

     The Company's contracts typically do not contain any specified or unspecified upgrade provisions. Should the customer need any upgrading, this would be treated as a new contract requiring a new purchase order from the customer. Since these upgrade revenues are based on subsequent new contracts, revenue is recognized at time of shipment of the upgrade.

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

     When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the undelivered elements in accordance with the "Separate Element Method" prescribed by SOP No. 98-9. Post customer support ("PCS") services to date have consisted of fees for providing periodic minor software maintenance releases and technical support for the Company's products. For undelivered PCS, vendor specific objective evidence is determined by reference to the price of the PCS products customers are required to pay for PCS products when those products are sold separately. PCS revenue is initially recorded as deferred revenue and revenue is recognized ratably over the term of the relevant agreement.

     Certain sales transactions may include discounts from the normal published list price. Revenue recognized on such sales transactions are recorded net of the discounts.

     The software portion of the Company's systems include an operating system that is not incidental to the overall product or its functionality. The core operating system software that the customer purchases is pre-installed and tested at the Company's factory prior to shipment and does not require significant production, modification, or customization at the customer's site; as such, the system is functional according to the Company's internal and customer specifications at the time of shipment. The Company believes revenue recognition at the time of shipment is appropriate as set forth under the provisions of SOP No. 97-2 when:

     - Persuasive evidence of an agreement exists (typically a purchase order)

     - Delivery has occurred

     - The fee is fixed and determinable

     - Collectibility is probable

     The Company may offer customers a discount off the normal list price, however, this discount generally is not significant. This discount is recorded as a discount to list price to determine the net sales amount. The net sales amount is recorded as revenue.

  SERVICE REVENUE

     Service revenue includes installation, maintenance and training and is recognized ratably over the contractual period or as the services are provided.

     Installation services typically include pre-installation planning, pre-installation site survey, physical installation of the systems, and basic system implementation. Almost all system sales to end users includes these basic installation services. Since installation services do not typically require significant customization or modification at the customer's site, the Company does not consider installation services to be a significant obligation at the time of shipment of the systems.

     In some cases, our support and maintenance agreements are entered into for terms exceeding 12 months. The revenue on these agreements is recognized ratably over the term of the agreement. Long-term deferred revenue reflected on our balance sheet represents our obligations that exceed 12 months. We expect to recognize the majority of this revenue within the next 24 months.*

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in its fourth quarter of fiscal 2001 and concluded that the Company's revenue recognition policies were in compliance with SAB 101 and that there was no cumulative effect from adoption.*

     Revenues for fiscal year 2001 of $51.9 million decreased 37% over fiscal year 2000 revenues of $82.2 million. Revenues for fiscal year 2000 of $82.2 million decreased 28% over fiscal year 1999 revenues of $113.5 million.

     The following table sets forth the principal components of the Company's revenues (in thousands):

                                                             YEARS ENDED JUNE 30,
                                                         ----------------------------
                                                          2001      2000       1999
                                                         -------   -------   --------
Product revenue........................................  $28,090   $54,607   $ 81,737
Service revenue........................................   23,790    27,592     31,738
                                                         -------   -------   --------
     Total revenues....................................  $51,880   $82,199   $113,475
                                                         =======   =======   ========

     Product revenue decreased $26.5 million or 49% in fiscal year 2001 as compared to fiscal year 2000, and decreased $27.1 million, or 33% in fiscal year 2000 as compared to fiscal year 1999. The fiscal year 2001 decrease is primarily due to the Company's expected transition from the NS2000 product family to the NS3000 product family. Many customers delayed their purchases of the Company's products in anticipation of the new NS3000 product family which was released in the fourth quarter of fiscal year 2001. The fiscal year 2000 decrease is primarily due to the continued competitive pressures, slower than expected market acceptance of the new products introduced in fiscal year 2000, and is also attributable to some disruption and distraction caused by the restructuring in the third quarter of fiscal year 2000. Revenue from product upgrades, which primarily consist of additional processors (or upgrades of existing processors), memory and disk and tape drives, decreased to 19% of total revenue in fiscal year 2001, compared to 21% of total revenue in fiscal year 2000. Revenue from product upgrades was 31% as a percentage of total revenue in fiscal year 1999. The continuing decrease of upgrade sales in fiscal years 2001 and 2000 can be attributed to the slowdown in customers, upgrading of existing Legacy products.

     The Company provides ongoing support and maintenance to its end-user customers, distributors and OEMs, generally under annual service agreements. Service revenue as a percentage of total revenues increased to 46% in fiscal year 2001 as compared to 34% in fiscal year 2000, and from 28% in fiscal year 1999. The increase in service revenue as a percentage of total revenues was primarily due to the decline in product revenues.

     The following table sets forth the Company's revenue by geographic area (in thousands):

                                                            YEARS ENDED JUNE 30,
                                               ----------------------------------------------
                                                   2001            2000             1999
                                               -------------   -------------   --------------
North America................................  $31,329    60%  $52,192    63%  $ 80,692    71%
Pacific Rim..................................   11,188    22%   11,443    14%    13,453    12%
Europe.......................................    9,363    18%   18,564    23%    19,330    17%
                                               -------   ---   -------   ---   --------   ---
     Total revenues..........................  $51,880   100%  $82,199   100%  $113,475   100%
                                               =======   ===   =======   ===   ========   ===

     Revenue from North America decreased $20.9 million in fiscal year 2001 compared to fiscal year 2000 and decreased $28.5 million in fiscal year 2000 compared to fiscal year 1999.

---------------

     * See "Forward-Looking Statements" on page 1.

     The fiscal year 2001 decrease is primarily due to the Company's expected product transition from the NS2000 product family to the NS3000 product family. Many customers delayed their purchases of the Company's products in anticipation of the new NS3000 product family which was released in the fourth quarter of fiscal year 2001. The fiscal year 2000 decrease is primarily related to the continued competitive pressures, slower than expected market acceptance of new products introduced in 1999, and is also attributable to some disruption and distraction as result of the restructuring in the third quarter of fiscal year 2000. Also, the Company's North American sales force experienced a higher than normal attrition rate, which resulted in lower productivity. Revenue from the Pacific Rim decreased $0.3 million in fiscal year 2001 compared to fiscal year 2000, and decreased $2.0 million in fiscal year 2000 compared to fiscal year 1999. The decrease in Pacific Rim revenue in absolute dollars in fiscal years 2001, 2000 and 1999 was primarily due to timing of new product introductions, the reorganization of a major OEM partner, changes in senior management, and weakness in the Japanese economy.

     In the fiscal year 2001, Nissho Electronics accounted for 16% of total revenues. In the fiscal year 2000, no one customer accounted for 10% or more of total revenues. Intel accounted for 20% of total revenues for the fiscal year ended June 30, 1999.

GROSS MARGIN

     The Company's gross margin was 24%, 23% and 42% in fiscal years 2001, 2000 and 1999, respectively. Costs of revenues include material costs, manufacturing and service overhead costs, installation and warranty expenses, obsolescence, the cost of spare parts and other related costs. The increase in gross margins in fiscal year 2001 compared to fiscal year 2000 reflects an absence of one time charges taken in fiscal year 2000. The decrease in gross margin in fiscal year 2000 compared to fiscal year 1999 is directly attributable to the lower product revenue. Furthermore, gross margin in fiscal year 2000 was impacted by provision to inventory reserves of $3.7 million, comprised of the following:

     - A reserve of $2.9 million recorded against excess inventories of our Legacy product lines and an additional $0.6 million reserve of Legacy spare parts inventory, in each case due primarily to a decrease in demand and a faster decline in sales of our Legacy products than originally anticipated, competitive pressures, and rapid technological changes in our market.

     - A reserve of $0.2 million recorded to reflect current inventory at the lower of cost or market.

     These provisions do not relate to the restructuring that occurred during the quarter ended March 31, 2000; rather, they were recorded to reflect obsolete inventory comprised of our older Legacy products and changes in market values of current inventory, in each case resulting from competitive pressures and rapid technological changes in our market.

     The decrease in gross margin in fiscal year 2000 compared to fiscal year 1999 was due to lower prices on systems sales due to competitive pressures and timing of new product introductions which contributed to below break-even operations.

OPERATING EXPENSES

     Marketing and sales expenses decreased by $9.4 million in fiscal year 2001 compared to fiscal year 2000, decreased $1.2 million in fiscal year 2000 compared to fiscal year 1999, and were 62%, 51% and 38% of total revenues in fiscal years 2001, 2000 and 1999, respectively. The fiscal years 2001 and 2000 decreases in absolute dollars reflect steps the Company has taken to streamline operations and reduce overall costs. The increase as a percentage of total revenues for the comparison periods is a result of lower revenues in fiscal years 2001 and 2000.

     Engineering and development expenses decreased by $11.4 million in fiscal year 2001 compared to fiscal year 2000, and decreased $4.7 million in fiscal year 2000 compared to fiscal year 1999, and represented 37%, 37% and 31% of total revenues in fiscal years 2001, 2000, and 1999, respectively. The decrease in engineering and development expenses in fiscal years 2001 and 2000 reflects the Company's efforts to streamline and reduce costs, and also is reflective of the reductions due to restructuring charges taken in the third quarter of fiscal year 2000. The higher engineering and development expenses in fiscal year 1999 compared to fiscal years 2000 and 2001 was primarily due to new product development efforts of the NS2000 product family and a higher cost structure before the restructuring that occurred in the third quarter of fiscal year 2000.

     General and administrative expenses decreased by $1.3 million in fiscal year 2001 as compared to fiscal year 2000, and decreased $282,000 in fiscal year 2000 compared to fiscal year 1999. Such expenses represented approximately 17%, 12% and 9% of total revenues in fiscal years 2001, 2000 and 1999, respectively. General and administrative expenses decreased in absolute dollars in both fiscal years 2001 and 2000 due to the Company's efforts to reduce costs. The increase in general and administrative expenses as a percentage of revenue in fiscal years 2001 and 2000 is a result of lower revenues.

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

     These cost reductions are directly attributable to the restructuring. The steps the Company has taken to reduce costs are as follows:

          (1) The termination of 169 employees.

          (2) The consolidation of our Santa Clara headquarters from three buildings into one building.

          (3) The retirement of idled assets and operating leases.

     The Company had substantially completed the restructuring plan by the end of May 2000. Cost savings per year resulting from the restructuring were approximately $40 million.

OTHER INCOME, NET

     Other income, net, was $4.4 million, $1.3 million and $2.0 million in fiscal years 2001, 2000 and 1999, respectively. Other income, net, includes interest income, interest expense and foreign exchange gains and losses. Interest income was $4.4 million, $1.7 million and $2.0 million in fiscal years 2001, 2000 and 1999, respectively. The higher level of interest income is due to the higher cash balances in fiscal year 2001 as a result of the net proceeds of $85.5 million from a private placement offering of the Company's common stock.

PROVISION FOR INCOME TAXES

     As of June 30, 2001, the Company had gross deferred tax assets of approximately $74.6 million. Management has determined, based on the Company's recent history of prior operating losses, the ability to carry back net operating losses to prior periods and its expectations for future years, that it is more likely than not that the deferred tax asset is not realizable.* No assurances can be given that sufficient taxable income will be generated in future years for the utilization of the deferred tax asset. Accordingly, the Company has provided a valuation allowance for the entire deferred tax asset as of June 30, 2001.

     As of June 30, 2001, the Company had Net Operating Losses ("NOL") carry forwards of approximately $158.0 million and $129.0 million for federal and state tax purposes, respectively. If not utilized, the federal NOL carry forwards expire by 2021, and the state NOL carry forwards expire by 2006. The Company also has research credits of approximately $5.8 million and $3.5 million for federal and state tax purposes, respectively. If not utilized, the federal research credits expire through 2020.

---------------

     * See "Forward-Looking Statements" on page 1.

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

     The level of the Company's operating expenses is partially based on its expectations of future revenues. The Company's results of operations may be adversely affected if revenues do not materialize in a period as expected. Since expense levels are usually committed in advance of revenues and because only a small portion of expenses vary with revenues, the Company's results of operations may be impacted significantly by lower revenues. The Company's revenues were significantly lower in the second half of the fiscal year 2001 versus the first half due primarily to many customers delaying their purchases of the NS2000 product in anticipation of purchasing a new NS3000 product. Also contributing to the reduction in revenue during the second half of fiscal year 2001 is the continuing slow down in customer upgrading of Legacy product that has not been offset by the purchasing of the Company's NS2000 and NS3000 products. The Company's revenues were lower each quarter in fiscal year 2000 compared to the corresponding quarter in the prior year. This decrease in revenues was attributable to a slow down in customer upgrading of Legacy product, that has not been offset by customer purchasing of the NS2000 product, and lower than expected acceptance by the market of the NS2000 product. In addition, the Company reduced the average selling price of a system as a result of competitive pressures.

                                    Q1         Q2            Q3            Q4           YEAR
                                 --------   --------      --------      --------      --------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                          (UNAUDITED)
2001 SUMMARY BY QUARTER
Revenues.......................  $ 16,070   $ 16,425      $  9,371      $ 10,014      $ 51,880
Gross margin...................     4,435      5,944(1)      1,056         1,167        12,602
Loss before provision for
  income taxes.................    (8,563)    (7,064)      (13,961)      (13,808)      (43,396)
Net loss.......................    (8,863)    (7,319)      (14,126)      (13,983)      (44,291)
Dividends to preferred
  stockholders.................     5,174         --            --            --         5,174
  Net loss available to common
     Stockholders..............   (14,037)    (7,319)      (14,126)      (13,983)      (49,465)
Net loss per share
  Basic and Diluted............  $   (.44)  $   (.16)     $   (.31)     $   (.31)     $  (1.18)
2000 SUMMARY BY QUARTER
Revenues.......................  $ 26,172   $ 22,604      $ 21,362      $ 12,061      $ 82,199
Gross margin...................     9,490      6,054         1,653         1,540(2)     18,737
Loss before provision for
  income taxes.................   (12,171)   (16,224)      (39,579)      (12,089)      (80,063)
Net loss.......................   (12,221)   (16,324)      (39,858)      (12,357)      (80,760)
Dividends to preferred
  stockholders.................        --         --         1,175         1,175         2,350
Net loss available to common
  stockholders.................   (12,221)   (16,324)      (41,033)      (13,532)      (83,110)
Net loss per share
  Basic and Diluted............  $   (.45)  $   (.59)     $  (1.42)(3)  $   (.46)     $  (2.95)(3)

---------------

(1) The increase in gross margin as a percentage of revenues from the first quarter to the second quarter of fiscal year 2001 resulted in part from the use of 18GB hard drives obtained at reduced cost in certain of the Company's products and from more direct user revenue, which provides higher margin relative to distributor revenue.

(2) The increase in gross margin as a percentage of revenues from the third quarter to the fourth quarter of fiscal year 2000 was a result of the cost savings realized from the third quarter fiscal year 2000 restructuring.

(3) Includes the costs associated with restructuring charges of $17.6 million. Exclusive of this charge, net basic and diluted loss per share for third quarter of fiscal year 2000 would both have been $.81 and for fiscal year 2000 would both have been $2.32.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments increased $50.5 million as of June 30, 2001, compared to June 30, 2000. The Company used cash of approximately $35.6 million, $43.6 million and $6.6 million in operating activities in fiscal years 2001, 2000 and 1999 respectively. The net cash used in operating activities in fiscal year 2001 was primarily due to funding the Company's net loss for the year.

     The Company's principal investing activities consisted of the purchase of property and equipment amounting to $3.8 million, $2.7 million and $15.2 million in fiscal years 2001, 2000 and 1999, respectively. These expenditures were for leasehold improvements, equipment for engineering and development, manufacturing test equipment, office equipment and spare parts to support customer service contracts. The Company's additional investing activities include the purchasing of short-term investments which, represents the reinvestment of maturing short-term investments and the investment of cash and cash equivalents into short term investments.

     The Company's primary financing activities included proceeds from the sale of its Common Stock pursuant to employee benefit plans of $2.6 million, $7.1 million and $3.1 million in fiscal years 2001, 2000 and 1999, respectively. During fiscal year 2001, the Company's financing activities included proceeds from the sale of common stock, resulting in net proceeds of $85.5 million. The participants in this private placement include both existing and new shareholders. During fiscal year 2000, the Company's financing activities included proceeds from the sale of $25 million of preferred stock, in a private placement. During fiscal year 1999, the Company also generated approximately $10.9 million in proceeds from sale and leaseback of furniture, fixtures and computer equipment.

     At June 30, 2001, the Company's principal sources of liquidity included $79.8 million in cash, cash equivalents and short-term investments and $15.0 million available under a secured United States currency bank line of credit, expiring March 31, 2003. At June 30, 2001, the Company had no outstanding balance under this line of credit. There were commitments against the line of credit, for two letters of credit totaling approximately $1,697,000, as of June 30, 2001. The line of credit is secured by the Company's cash investments with the Company's lending institution.

     As of June 30, 2001, working capital was $62.1 million as compared with $14.8 million as of June 30, 2000. Based on its current operating plans, the Company believes that its existing cash, cash equivalents and short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditures requirements at least through the next 12 months.*

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 changes the way companies report selected segment information in annual financial statements and also requires companies to report selected

---------------

     * See "Forward-Looking Statements" on page 1.

segment information in interim financial reports to stockholders. The Company operates in one reportable segment. SFAS No. 131 has been implemented by the Company. Note 10 to the Consolidated Financial Statements contains a summary table of industry segment, geographic and customer information.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that a reporting entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has reviewed the Company's compliance with SFAS No. 133 and has concluded that the Company is in compliance with SFAS No. 133 and that there is no material effect on the Company's consolidated financial position, results of operations or cash flows from adoption.

     In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement states that companies should recognize the asset retirement cost, at their fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect SFAS No. 143 will have on its consolidated financial position, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and it requires business combinations in the scope of this Statement to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this Statement will not have a material effect of the Company's consolidated financial position, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be assessed for impairment each year using the fair-value-based test. This Statement becomes effective for all fiscal years beginning after December 15, 2001, which would be for the year ended June 20, 2003 for the Company. The Company is currently assessing the impact of the discontinued amortization of goodwill and, while the Company is not aware of any impairment charges, an analysis will have to be done upon adoption of this Statement to determine if an impairment charge is necessary. The Company currently has no goodwill or intangible assets recorded on its consolidated balance sheet, and accordingly, the adoption of SFAS No. 142 will not have any effect on its consolidated financial position, results of operations, or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  HISTORICAL AND FUTURE LOSSES

     The Company has a history of losses and may continue to incur future losses. We have incurred net losses of $39.0 million for the year ended June 30, 1999, $83.1 million for the year ended June 30, 2000 and $49.5 million for the year ended June 30, 2001. We have incurred significant losses the past four years and may continue to incur future losses.

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

     Historically, the Company often has recognized a substantial portion of its revenues in the last month of any given quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of revenues could cause significant variations in operating results from quarter to quarter. In addition, due to the short lead time with regards to the product's time of order to its time of shipment, the Company does not carry any material backlog from quarter to quarter.

  COMPETITIVE MARKET

     The market for the Company's products is highly competitive. The Company experiences substantial competition, principally from Sun Microsystems, Network Appliance, EMC Corporation, Hewlett-Packard Company, IBM and SGI, among others. Some companies have introduced proprietary products to provide network attached storage. Most of the Company's competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its products are competitive, price competition in the markets for the Company's products is intense, the Company's competitors have engaged, and may continue to engage in price cutting to gain a competitive edge within the market for the Company's products. The Company's efforts to maintain the competitiveness of its prices in such an environment has had and may continue to have an adverse effect on the Company's business, financial condition and results of operations. Any material reduction in the price of the Company's products without corresponding decreases in manufacturing costs and increases in unit volume would negatively affect gross margins, which could in turn have a material adverse effect on the Company's business, financial condition and results of operations. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base of customers, including additional processors, memory and disk drives. Increased competition for the Company's products that results in lower product sales could also adversely impact the Company's upgrades sales. In addition, decisions by customers not to increase capacity to their current systems could adversely impact the Company's revenues and results of operations. The Company's ability to maintain its competitive position will depend upon, among other factors, its success in anticipating industry trends, investing in product engineering and development, developing new products with improved price/performance characteristics and effectively managing the introduction of new products into targeted markets.

  MANAGEMENT IN TRANSITION; EMPLOYEE TURNOVER

     Competition for employees with technical, management and other skills is intense in the computer industry and is particularly intense in the San Francisco Bay Area. If the Company fails to retain the services of key personnel or to attract additional qualified employees, such failure could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has experienced turnover of several senior members of management.

  SOFTWARE PRODUCT RISKS

     The Company markets optional software products in addition to its line of network file servers. These software products include: NeTservices(TM), DriveGuard(TM), FastBackup(TM), ServerGuard(TM), ServerGuard Global(TM), DataGuard(TM), Turbocopy, and TurbocopyReplicator. The Company also expects to release enhance-ments and new features for these products from time to time.* Although the Company performs extensive testing prior to releasing software products, such products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments, any of which could result in a materially adverse effect on the Company's business, financial condition and results of operations.

  NEW PRODUCTS

     New product introductions by the Company or its competitors carry the risk that customers could delay or cancel orders for existing products pending shipment of the new products. For instance, product transition issues had an adverse impact on North America, Europe and Pacific Rim revenues in fiscal year 2001. The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis. There can be no assurance that the Company will not experience difficulties that delay or prevent the successful development, introduction or marketing of these products and enhancements or that these new products and enhancements will adequately address market requirements, achieve market acceptance or generate substantial sales. Additionally, delays in the launch or lack of availability of new products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  DEPENDENCE ON CERTAIN CUSTOMERS/DISTRIBUTORS

     For each of fiscal years 2001, 2000 and 1999, direct sales of products and services to Intel represented approximately 9%, 7% and 20%, respectively, of the Company's revenues. For each of fiscal years 2001, 2000 and 1999, indirect sales of products and services to Nissho Electronics represented approximately 16%, 6% and 7%. Intel and Nissho are not obligated to purchase any minimum level of products from the Company. Additional significant reductions in product sales to Intel and Nissho would materially and adversely affect the Company's business, financial condition and results of operations.

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

---------------

     * See "Forward-Looking Statements" on page 1.

reductions and/or inventory write-downs, which in turn could adversely affect the Company's business and results of operations.

  RISKS OF INTERNATIONAL SALES; EUROPEAN AND PACIFIC RIM MARKET RISKS

     During fiscal years 2001, 2000 and 1999, approximately 40%, 37%, and 29%, respectively, of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business.* However, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful.

     The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, the Company experienced a decrease in revenues from the Pacific Rim during fiscal years 2001, 2000 and 1999 due to further weakness in the Japanese economy. In addition, the Company's international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. Continued increases in the value of the U.S. dollar relative to foreign currencies would make the Company's products sold internationally less price competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. The Company's international business may further be affected by risks such as trade restrictions, increases in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Union, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of who are entitled to carry products of the Company's competitors. There can be no assurance that any of the foregoing risks or issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

  STOCK MARKET FLUCTUATIONS

     In recent years, the stock market in general and the market for technology stocks in particular, including the Company's Common Stock, have experienced extreme price fluctuations. The market price of the Company's Common Stock may be significantly affected by various factors such as quarterly variations in the Company's operating results, changes in revenue growth rates for the Company as a whole or for specific geographic areas or products, changes in earning estimates by market analysts, the announcements of new products or product enhancements by the Company or its competitors, speculation in the press or analyst community, and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future.*

  ECONOMIC DOWNTURNS

     The Company is subject to the cyclical nature of the economy, both domestic and international. The current downturn or any future downturns may reduce the Company's revenue. Purchases of the Company's products are highly dependent on the capital spending needs of the Company's customers, which are historically minimal during an economic downturn. The economy is highly cyclical and can be characterized by such things as constant and rapid technological change, product obsolescence, price erosion, evolving standards, and fluctuations in product demand. These downturns have been characterized by diminished

---------------

     * See "Forward-Looking Statements" on page 1.

     * See "Forward-Looking Statements" on page 1.

product demand, production over capacity, higher inventory levels and accelerated erosion of average selling prices. The Company expects continued weakness in the economy for the foreseeable future. The current slowdown and any future downturns may reduce the Company's revenue and harm the Company's results of operations.

     The terrorist attacks on September 11, 2001 along the East Coast of the United States may exacerbate the current economic downturn. Decreased consumer confidence resulting in less travel and fewer purchases by the American consumer may adversely affect the capital spending needs of the Company's current and potential customers. The possible escalation of military alternatives as a result of the aforementioned attacks may also exacerbate or prolong the current economic downturn. The Company has no clear indication of the length or scope of the current economic downturn.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

  INTEREST RATE RISK

     The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company invests in high-quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company ensures the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk.

     The Company mitigates default risk by investing in safe and high-quality credit securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio.

                                                            YEARS ENDED JUNE 30,
                                         ----------------------------------------------------------
                                          2002     2003   2004   2005   2006   THEREAFTER    TOTAL
                                         -------   ----   ----   ----   ----   ----------   -------
                                                               (IN THOUSANDS)
Cash equivalents and short-term
  investments
  Fixed rate investments...............  $79,793   --     --     --     --        --        $79,793
  Average interest rate................     4.19%  --     --     --     --        --           4.19%

  FOREIGN CURRENCY EXCHANGE RISK

     The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in certain European countries. During fiscal years 2001, 2000 and 1999, the Company employed a foreign currency-hedging program utilizing foreign currency forward exchange contracts to hedge local currency cash flows for payroll and other operating expenditures in these European countries. Under this program, increases or decreases in the Company's local currency operating expenses and other cash outflows, as translated into U.S. dollars, are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency cash outflows rather than to eliminate the possibility of short-term earnings volatility. As of June 30, 2001, the Company's foreign currency forward exchange contracts were comprised of $1.5 million in British Pounds, $0.2 million in German Marks, and $2.5 million French Francs.

  FOREIGN EXCHANGE HEDGING

     From time to time the Company enters into foreign exchange rate contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. The Company does not enter into these contracts for speculative purposes. The objective of these contracts is to partially offset the impact of foreign currency exchange rate movements on the Company's operating results. Gains and losses on these contracts are recognized in operations in the period in which gains and losses on the underlying transactions occur. In the event of termination or extinguishments of a contract, associated gains and losses are recognized in operations in the period in which the contract is terminated.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders currently scheduled for November 15, 2001, and the information included in the Proxy Statement is incorporated herein by reference.

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

1.  FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................
Consolidated Statements of Operations for the years ended
  June 30, 2001, 2000 and 1999..............................
Consolidated Statements of Comprehensive Income for years
  ended June 30, 2001, 2000 and 1999........................
Consolidated Balance Sheets as of June 30, 2001 and 2000....
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 2001, 2000 and 1999..................
Consolidated Statements of Cash Flows for the years ended
  June 30, 2001, 2000 and 1999..............................
Notes to Consolidated Financial Statements..................

2.  FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedules for each of the three years in the period ending June 30, 2001, 2000 and 1999 are submitted herewith:

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

3.  EXHIBITS

     The following exhibits are included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K):

   EXHIBIT
   NUMBER                                    DESCRIPTION
   -------                                   -----------
 3.1(1)         --   Certificate of Incorporation of Registrant.
 3.2(19)        --   Certificate of Amendment to Certificate of Incorporation,
                     dated August 29, 2000.
 3.3(19)        --   By-laws of Registrant as amended to date.
 4.1(2)         --   Preferred Shares Rights Agreement between the Registrant and
                     The First National Bank of Boston as Rights Agent dated
                     April 19, 1995.
 4.2(3)         --   Registration Rights Agreement, dated as of January 18, 2000, between Registrant and the investors named therein.
 4.3(3)         --   Certificate of Designations, Preferences and Rights of
                     Series B Convertible Preferred Stock as filed with the
                     Secretary of State of the State of Delaware on January 18,
                     2000.
 4.4(3)         --   Registration and Information Rights Agreement dated January
                     31, 1992.
10.1(1)(4)      --   1988 Stock Option Plan and forms of Incentive Stock Option
                     Agreements and Nonstatutory Stock Option Agreements, as
                     amended to date.
10.2(4)(7)      --   1993 Directors' Stock Option Plan, as amended to date.
10.3(4)(5)      --   1993 Employee Stock Purchase Plan and forms of Option
                     Agreements, as amended to date.
10.4(4)(7)      --   1997 Stock Plan, as amended to date.
10.5(4)         --   1998 Non-Statutory Stock Plan and form of Stock Option
                     Agreement, as amended to date.
10.6(7)         --   Stock Option Agreement, dated August 1, 2000, between
                     Registrant and Michael S. Worhach.
10.7(4)(6)      --   Employee Stock Option agreement, as amended, dated April 18,
                     2000 between Registrant and Gary J. Sbona.
10.8(7)         --   Employee Stock Option Agreement, dated July 3, 2000, between
                     Registrant and Paul Loucas.
10.9(3)         --   Form of Warrant to Purchase Common Stock, dated January 18,
                     2000, issued to certain investors.
10.10(18)       --   Share Purchase Agreement, dated as of September 19, 2000,
                     between Registrant and the purchasers referred to therein.
10.11(18)       --   Amendment, dated October 11, 2000, to Share Purchase
                     Agreement, dated as of September 27, 2000.
10.12(3)        --   Securities Purchase Agreement, dated as of January 18, 2000, between Registrant and the investors listed on the Schedule of Buyers attached thereto.
10.13(18)       --   Letter Agreement, dated September 27, 2000, between Halpern
                     Capital Advisors and Registrant.
10.14(18)       --   Warrant Purchase Agreement, dated October 17, 2000, between
                     Baruch and Shoshana Halpern and Registrant.

   EXHIBIT
   NUMBER                                    DESCRIPTION
   -------                                   -----------
10.15(18)       --   Form of Common Stock Purchase Warrant, dated October 17,
                     2000, issued to Baruch and Shoshana Halpern.
10.16(18)       --   Form of Common Stock Purchase Warrant, dated October 17,
                     2000, issued to Baruch and Shoshana Halpern.
10.17(6)        --   Retainer Agreement between Company and Regent Pacific
                     Management Corporation, effective February 15, 2000.
10.18           --   Amendment, dated October 17, 2000, to Retainer Agreement
                     between Company and Regent Pacific Management Corporation, dated as of February 15, 2000.
10.19(1)(4)     --   401(k) Plan, as amended to date.
10.20(1)(4)     --   Summary of Executive Bonus Program.
10.21(1)(4)     --   Form of Directors' and Officers' Indemnification Agreement
                     with all of its Directors and Officers.
10.22(1)(8)     --   OEM Agreement, dated March 9, 1993, between the Registrant and Fuji Xerox Company, Ltd.
10.23(1)(8)     --   Distributor Agreement, dated June 6, 1990, between the
                     Registrant and Nissho Electronics Corporation.
10.24(8)        --   Distributor Agreement, dated June 6, 1990, between the
                     Registrant and Nissho Electronics Corporation, as amended on
                     July 29, 1997.
10.25(19)       --   Authorized Distributor Agreement, dated December 5, 2000,
                     between Registrant and Bell Microproducts, Inc.
10.26(19)       --   Authorized Reseller Agreement, dated December 29, 2000,
                     effective December 27, 2000, between Registrant and Insight
                     Direct USA, Inc.
10.27(1)        --   U.S. OEM Discount Agreement between the Registrant and Sun
                     Microsystems, Inc., effective as of August 18, 1988, as
                     amended by Addendum dated September 8, 1988 and Addendum
                     dated September 14, 1989.
10.28(1)        --   Source Code License between the Registrant and Sun
                     Microsystems, Inc., dated August 31, 1988, as amended on
                     April 30, 1991, February 11, 1992 and March 18, 1992.
10.29(1)        --   NFS Software Agreement between the Registrant and Sun
                     Microsystems, Inc., dated September 29, 1988.
10.30(9)(10)    --   Software Agreement between the Registrant and AT&T
                     Information Systems Inc., dated June 2, 1988, as amended by
                     Supplement Number 1, Supplement Number 2, dated August 5,
                     1988, and Supplement Number 3, dated August 10, 1990, as
                     amended on June 28, 1993.
10.31(9)(10)    --   Sublicensing Agreement between the Registrant and AT&T
                     Information Systems Inc., dated August 30, 1988, as amended on June 28, 1993.
10.32(1)        --   Software Agreement between the Registrant and UNIX System
                     Laboratories, Inc., dated April 29, 1992.
10.33(1)        --   License Agreement with the Regents of the University of
                     California, dated June 9, 1988, as amended by Addendum dated
                     October 21, 1988.
10.34(11)(12)   --   Intel Corporation Purchase Agreement between Intel
                     Corporation and the Registrant, dated March 22, 1994.
10.35(13)       --   Warranty and Service Provider Agreement between the
                     Registrant and AT&T Global Information Systems,dated April
                     15, 1994.
10.36(13)       --   SunSoft Technology License and Distribution Agreement
                     between the Registrant and SunSoft, Inc., dated December 17,
                     1993.
10.37(13)       --   Amendment No. 2 to Lease Agreement between the Registrant
                     and WHC-SIX Real Estate, dated February 28, 1996.
10.38(13)       --   Interactive SPARC Software and Sublicensing Agreement
                     between Auspex Systems, Inc. and Interactive systems
                     Corporation, dated November 15, 1991.

   EXHIBIT
   NUMBER                                    DESCRIPTION
   -------                                   -----------
10.39(14)       --   Lease Agreement by and Between South Bay/San Tomas
                     Associates and Auspex Systems, Inc., dated January 14, 1997, for 2800 Scott Boulevard, Santa Clara facility.
10.40(14)       --   Lease Agreement by and Between South Bay/San Tomas
                     Associates and Auspex Systems, Inc., dated January 14, 1997, for 2300, 2320, 2330 Central Expressway, Santa Clara
                     facility.
10.41(16)       --   Form of Change of Control Severance Agreement, filed on May
                     12, 1999.
10.42(16)       --   Form of Change of Control Severance Agreement entered into the form of the Company and Bruce N. Moore, President and
                     Chief Executive Officer, dated June 16, 1999.
10.43(15)       --   Software Support Agreement between the Registrant and AT&T dated July 10, 1997.
10.44(15)       --   Software Licensing Agreement between the Registrant and AT&T
                     Corporation dated June 3, 1997, as amended on September 14,
                     1998.
10.45(15)       --   Source License Agreement between the Registrant and
                     Programmed Logic Corp. Dated July 1, 1998; Bundled Hardware
                     OEM Binary License Agreement between the Registrant and
                     Programmed Logic Corp. dated July 1, 1998; Read-Only License
                     Agreement between the Registrant and Programmed Logic Corp.
                     dated July 1, 1998.
10.46(15)       --   Master Value Added Distribution Agreement between the
                     Registrant and Fuji Xerox Co. Ltd. dated May 21, 1997.
10.47(17)       --   Form of Change of Control Severance Agreement entered into between the Company and Hans H. Schwarz, Senior Vice
                     President of Engineering, dated January 1, 2000.
10.48(20)       --   Line of Credit Agreement, dated March 31, 2001, between the
                     Company and Wells Fargo Bank.
21.1            --   Subsidiaries of Registrant.
23.1            --   Consent of Arthur Andersen LLP, Independent Public
                     Accountants.
24.1            --   Power of Attorney (See Page 32).

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

 (7) Incorporated by reference to exhibits filed in response to Item 8, "Exhibits," of the Registrant's Registration Statement on Form S-8 (File No. 333-54900), which was filed February 2, 2001.

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

(18) Incorporated by reference to exhibits in connection with Registrant's Form 10-Q for the quarter ended September 31, 2000 (File No. 0-21432), which was filed on November 14, 2000.

(19) Incorporated by reference to exhibits in connection with Registrant's Form 10-Q for the quarter ended December 31, 2000 (File No. 0-21432), which was filed on February 14, 2001.

(20) Incorporated by reference to exhibits in connection with Registrant's Form 10-Q for the quarter ended March 31, 2001 (File No. 0-21432), which was filed on May 15, 2001.

     (b) Reports on Form 8-K:

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AUSPEX SYSTEMS, INC.

                                          By:       /s/ GARY J. SBONA
                                            ------------------------------------
                                                       Gary J. Sbona
                                                  Chief Executive Officer

Date: September 26, 2001

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

                   SIGNATURE                                   TITLE                       DATE
                   ---------                                   -----                       ----



               /s/ GARY J. SBONA                      Chief Executive Officer       September 26, 2001
------------------------------------------------            and Director
                (Gary J. Sbona)                    (Principal Executive Officer)




              /s/ PETER R. SIMPSON                    Chief Financial Officer       September 26, 2001
------------------------------------------------      (Principal Financial and
               (Peter R. Simpson)                  Principal Accounting Officer)




               /s/ KARL C. POWELL                             Director              September 26, 2001
------------------------------------------------
                (Karl C. Powell)




              /s/ JOHN E. MCNULTY                             Director              September 26, 2001
------------------------------------------------
               (John E. McNulty)




             /s/ RICHARD E. CHAPMAN                           Director              September 26, 2001
------------------------------------------------
              (Richard E. Chapman)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Auspex Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Auspex Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auspex Systems, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

San Jose, California
July 24, 2001

                              AUSPEX SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       YEARS ENDED
                                                              ------------------------------
                                                              JUNE 30,   JUNE 30,   JUNE 30,
                                                                2001       2000       1999
                                                              --------   --------   --------
Revenues
  Product revenue...........................................  $ 28,090   $ 54,607   $ 81,737
  Service revenue...........................................    23,790     27,592     31,738
                                                              --------   --------   --------
       Total revenues.......................................    51,880     82,199    113,475
                                                              --------   --------   --------
Cost of Revenues
  Cost of product revenue...................................    19,406     37,657     42,196
  Cost of service revenue...................................    19,872     25,805     23,598
                                                              --------   --------   --------
       Total cost of revenues...............................    39,278     63,462     65,794
                                                              --------   --------   --------
  Gross margin..............................................    12,602     18,737     47,681
                                                              --------   --------   --------
Operating Expenses
  Marketing and sales.......................................    32,182     41,619     42,808
  Engineering and development...............................    19,255     30,616     35,272
  General and administrative................................     8,926     10,184     10,466
  Restructuring charges.....................................        --     17,642         --
                                                              --------   --------   --------
       Total operating expenses.............................    60,363    100,061     88,546
                                                              --------   --------   --------
Loss from operations........................................   (47,761)   (81,324)   (40,865)
                                                              --------   --------   --------
Other Income, Net
  Interest income...........................................     4,359      1,708      2,039
  Interest expense..........................................      (169)      (112)       (35)
  Other income (expense)....................................       175       (335)        33
                                                              --------   --------   --------
       Total other income, net..............................     4,365      1,261      2,037
                                                              --------   --------   --------
  Loss before provision for income taxes....................   (43,396)   (80,063)   (38,828)
Provision for income taxes..................................       895        697        217
                                                              --------   --------   --------
Net loss....................................................   (44,291)   (80,760)   (39,045)
                                                              --------   --------   --------
Accretion and dividends to preferred stockholders...........     5,174      2,350         --
  Net loss available to common stockholders.................  $(49,465)  $(83,110)  $(39,045)
                                                              ========   ========   ========
Net loss per share
  Basic and Diluted.........................................  $  (1.18)  $  (2.95)  $  (1.50)
                                                              ========   ========   ========
Number of shares used in per share computations
  Basic and Diluted.........................................    41,872     28,126     25,978
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              AUSPEX SYSTEMS, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                       YEARS ENDED
                                                              ------------------------------
                                                              JUNE 30,   JUNE 30,   JUNE 30,
                                                                2001       2000       1999
                                                              --------   --------   --------
Net loss....................................................  $(44,291)  $(80,760)  $(39,045)
Other comprehensive income (loss):
  Unrealized holding gains (losses) on available-for-sale
     securities, net of tax.................................        70         32        (81)
  Foreign currency translation adjustment, net of tax.......       120        254        (34)
                                                              --------   --------   --------
Comprehensive loss..........................................  $(44,101)  $(80,474)  $(39,160)
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              AUSPEX SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              JUNE 30,    JUNE 30,
                                                                2001        2000
                                                              ---------   --------
                                      ASSETS
Current Assets
  Cash and cash equivalents.................................  $  30,499   $ 23,615
  Short-term investments....................................     49,294      5,671
  Accounts receivable, net of allowances of $1,830 and
     $1,720, respectively...................................      6,404      6,728
  Inventories...............................................      2,667      5,095
  Prepaid expenses and other................................      3,130      4,115
                                                              ---------   --------
       Total current assets.................................     91,994     45,224
                                                              ---------   --------
Property and Equipment
  Computer and manufacturing equipment......................     30,138     34,971
  System spares.............................................     18,473     17,322
  Furniture and fixtures....................................      1,208      1,546
  Leasehold improvements....................................      5,900      5,369
                                                              ---------   --------
                                                                 55,719     59,208
  Less -- accumulated depreciation and amortization.........    (42,777)   (44,149)
                                                              ---------   --------
       Total property and equipment, net....................     12,942     15,059
                                                              ---------   --------
Other Assets................................................        123      1,715
                                                              ---------   --------
                                                              $ 105,059   $ 61,998
                                                              =========   ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................  $   8,685   $  8,053
  Accrued liabilities.......................................     13,412     14,440
  Deferred revenue..........................................      7,838      7,907
                                                              ---------   --------
       Total current liabilities............................     29,935     30,400
                                                              ---------   --------
Long-Term Liabilities
  Deferred revenue..........................................        279        954
                                                              ---------   --------
Stockholders' Equity
  Preferred stock, $.001 par value -- 5,000,000 shares
     authorized; zero and 18,750 shares issued and
     outstanding, respectively..............................         --         --
  Common stock, $.001 par value -- 120,000,000 shares
     authorized; 45,192,119 and 29,940,804 shares issued and
     outstanding, respectively..............................         45         30
  Additional paid-in capital................................    213,652    120,191
  Accumulated deficit.......................................   (138,693)   (89,228)
  Unrealized gain (loss) from available-for-sale
     securities.............................................         59        (11)
  Cumulative translation adjustment.........................       (218)      (338)
                                                              ---------   --------
       Total stockholders' equity...........................     74,845     30,644
                                                              ---------   --------
                                                              $ 105,059   $ 61,998
                                                              =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              AUSPEX SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               UNREALIZED
                                                                                               GAIN (LOSS)
                                                                                  RETAINED        FROM
                             COMMON STOCK       PREFERRED STOCK    ADDITIONAL     EARNINGS     AVAILABLE-    CUMULATIVE
                          -------------------   ----------------    PAID-IN     (ACCUMULATED    FOR-SALE     TRANSLATION
                            SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL       DEFICIT)     SECURITIES    ADJUSTMENT     TOTAL
                          ----------   ------   -------   ------   ----------   ------------   -----------   -----------   --------
BALANCE, JUNE 30,
  1998..................  25,694,040    $26          --    $ --     $ 82,756     $  32,927        $ 38          $(558)     $115,189
Issuance of common stock
  to employees..........   1,040,722      1          --      --        3,147            --          --             --         3,148
Unrealized loss on
  available-for-sale
  securities............          --     --          --      --           --            --         (81)            --           (81)
Translation
  adjustment............          --     --          --      --           --            --          --            (34)          (34)
Net loss................          --     --          --      --           --       (39,045)         --             --       (39,045)
                          ----------    ---     -------    ----     --------     ---------        ----          -----      --------
BALANCE, JUNE 30,
  1999..................  26,734,762     27          --      --       85,903        (6,118)        (43)          (592)       79,177
Issuance of common stock
  to employees..........   2,104,725      2          --      --        7,096            --          --             --         7,098
Issuance of preferred
  stock through private
  placement.............          --     --      25,000      --       24,843            --          --             --        24,843
Conversion of preferred
  stock into common
  stock.................     998,299      1      (6,250)     --           (1)           --          --             --            --
Issuance of common stock
  dividends.............     103,018     --          --      --          698          (698)         --             --            --
Accretion of fair value
  of warrants...........          --     --          --      --        1,109        (1,109)         --             --            --
Accretion of preferred
  stock discount........          --     --          --      --          543          (543)         --             --            --
Unrealized gain on
  available-for-sale
  securities............          --     --          --      --           --            --          32             --            32
Translation
  adjustment............          --     --          --      --           --            --          --            254           254
Net loss................          --     --          --      --           --       (80,760)         --             --       (80,760)
                          ----------    ---     -------    ----     --------     ---------        ----          -----      --------
BALANCE, JUNE 30,
  2000..................  29,940,804     30      18,750      --      120,191       (89,228)        (11)          (338)       30,644
Issuance of common stock
  to employees..........     535,581      1          --      --        2,576            --          --             --         2,577
Issuance of common stock
  through private
  placement.............  11,320,953     11          --      --       85,545            --          --             --        85,545
Conversion of preferred
  stock into common
  stock.................   3,360,588      3     (18,750)     --           (3)           --          --             --            --
Issuance of common stock
  dividends.............      34,193     --          --      --          216          (216)         --             --            --
Accretion of fair value
  of warrants...........          --     --          --      --        3,331        (3,331)         --             --            --
Accretion of preferred
  stock discount........          --     --          --      --        1,627        (1,627)         --             --            --
Issuance of warrants for
  consulting services...          --     --          --      --          180            --          --             --           180
Unrealized gain on
  available-for-sale
  securities............          --     --          --      --           --            --          70             --            70
Translation
  adjustment............          --     --          --      --           --            --          --            120           120
Net loss................          --     --          --      --           --       (44,291)         --             --       (44,291)
                          ----------    ---     -------    ----     --------     ---------        ----          -----      --------
BALANCE, JUNE 30,
  2001..................  45,192,119    $45          --    $ --     $213,652     $(138,693)       $ 59          $(218)     $ 74,845
                          ==========    ===     =======    ====     ========     =========        ====          =====      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              AUSPEX SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEARS ENDED
                                                              ------------------------------
                                                              JUNE 30,   JUNE 30,   JUNE 30,
                                                                2001       2000       1999
                                                              --------   --------   --------
Cash Flows from Operating Activities
  Net loss..................................................  $(44,291)  $(80,760)  $(39,045)
  Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization..........................     7,068      9,081     13,332
     Restructuring charges, net of tax......................        --     17,642         --
     Provision to inventory reserves........................     2,733      8,602      1,888
     Warrants for consulting services.......................       180         --         --
     Changes in assets and liabilities:
       Decrease in accounts receivable......................       324     13,646      5,268
       Increase in inventories..............................    (1,455)    (4,851)    (4,819)
       Decrease in income tax receivable....................        --      4,865      4,145
       Decrease in deferred tax assets......................        --         --      8,970
       (Increase) decrease in prepaid expenses and other....       985        939       (205)
       Increase (decrease) in accounts payable..............       632     (5,263)     3,250
       Decrease in accrued liabilities......................    (1,028)    (5,735)      (513)
       Increase (decrease) in deferred revenue..............      (744)    (1,719)     1,130
                                                              --------   --------   --------
     Net cash used in operating activities..................   (35,596)   (43,553)    (6,599)
                                                              --------   --------   --------
Cash Flows from Investing Activities
  Purchases of available-for-sale short-term investments....   (61,567)    (4,791)   (38,016)
  Proceeds from sales/maturities of available-for-sale
     short-term investments.................................    18,014     15,197     49,339
  Purchase of property and equipment........................    (3,801)    (2,682)   (15,205)
  Change in other assets....................................     1,592        657       (236)
                                                              --------   --------   --------
     Net cash (used in) provided by investing activities....   (45,762)     8,381     (4,118)
                                                              --------   --------   --------
Cash Flows from Financing Activities
  Proceeds from sale of common stock to employees...........     2,577      7,098      3,148
  Proceeds from sale of common stock through private
     placement..............................................    85,545         --         --
  Proceeds from sale of preferred stock through private
     placement..............................................        --     24,843         --
  Proceeds from sale and leaseback of equipment.............        --         --     10,883
                                                              --------   --------   --------
     Net cash provided by financing activities..............    88,122     31,941     14,031
                                                              --------   --------   --------
Effect of Exchange Rate Changes on Cash.....................       120        254        (34)
                                                              --------   --------   --------
Net Increase (Decrease) in Cash and Cash Equivalents........     6,884     (2,977)     3,280
Cash and Cash Equivalents, Beginning of Year................    23,615     26,592     23,312
                                                              --------   --------   --------
Cash and Cash Equivalents, End of Year......................  $ 30,499   $ 23,615   $ 26,592
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              AUSPEX SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

1.  ORGANIZATION

     Auspex Systems, Inc. (the "Company") was incorporated in 1987 in California and reincorporated in Delaware in 1991. The Company develops, manufactures, markets, sells and supports a line of high-performance UNIX/Windows NT multi-protocol network file/data servers for the technical workstation market. The Company's markets are principally in North America, Pacific Rim and Europe and include customers in the technical and commercial computing market. See Note 10 for information on revenues and long-lived assets by geographic area.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation Prior to the first quarter of fiscal year 2000, the Company's fiscal year ended on the last day of the quarter within the year ended June 30. Beginning fiscal year 2000, the Company is operating and reporting on a 52-53 week fiscal year. Accordingly, the Company's fiscal year 2000 ended on July 1, 2000 and fiscal year 2001 ended on June 30, 2001. The Company's fiscal quarters end on the Saturday of the thirteenth week of the quarter. For presentation purposes, the financial statements reflect the calendar month-end date. The change in reporting periods did not have a material effect on the accompanying consolidated financial statements for fiscal years 2000 and 2001.

     Reclassifications Certain amounts in the consolidated financial statements as of June 30, 2000 and 1999 and for the years ended June 30, 2000 and June 30, 1999 have been reclassified to conform with the June 30, 2001 presentation.

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

     The Company sells its products to end users through its direct sales force, as well as through distributors and resellers. Typically, the Company's arrangements with distributors contain provisions for price protection and stock rotation allowances. The Company recognizes revenue on sales to distributors in accordance with the provisions set forth by Financial Accounting Standards Board ("FASB") No. 48, "Revenue Recognition When Right of Return Exists," provided that the requirements of Statement of Position ("SOP") No. 97-2 have also been met. In accordance with FASB No. 48, the Company recognizes revenue upon shipment to distributors provided that a) the price is substantially fixed and determinable at the time of sale; b) the distributor's obligation to pay the Company is not contingent upon resale of the products; c) title and risk of loss passes to the distributor at time of shipment; d) distributor has economic substance apart from that provided by the Company; e) the Company has no significant obligation to the distributor to bring about resale of the products; and f) future returns can be reasonably estimated.

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2001

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

     When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the undelivered elements in accordance with the "Separate Element Method" prescribed by SOP No. 98-9. Post customer support ("PCS") services to date have consisted of fees for providing periodic minor software maintenance releases and technical support for the Company's products. For undelivered PCS, vendor-specific objective evidence is determined by reference to the price of the PCS customers are required to pay when the PCS is sold separately. PCS revenue is initially recorded as deferred revenue and revenue is recognized ratably over the term of the relevant agreement.

     Certain sales transactions may include discounts from the normal published list price. Revenue recognized on such sales transactions are recorded net of the discounts. Typical payment terms for sales transactions is 30 days.

     Service revenue includes installation, maintenance and training, and is recognized ratably over the contractual period or as the services are provided.

     Installation services typically include pre-installation planning, pre-installation site survey, physical installation of the systems, and basic system implementation. Almost all system sales to end users includes these basic installation services but historically there are no installation services provided on sales to distributors (the distributor performs the installation services). The basic installation services do not in any way change the functionality of the systems at the customer site. The Company's sales cycle is typically several months, and during that time the Company's sales and service professionals participate in extensive pre-sales activities to identify and define specific customer requirements and configurations. As such, the Company believes that once configured and tested at the Company's factory, the Company's systems and software conform to customer specifications prior to delivery at the customer's site. Since installation services do not typically require significant customization or modification at the customer's site, the Company does not consider installation services to be a significant obligation at the time of shipment of the systems.

     Should the customer require additional services such as data migration, on-site system administration training, special testing, file system layout, planning and execution, these services are sold separately. The Company evaluates the impact of additional service requirements on revenue recognition on a case-by-case basis. If the Company determines that such additional services are changing the functionality of the systems or involve modification/customization of the products, the Company defers the system and software revenue until such services have been performed.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Management has reviewed the Company's compliance with SAB 101 and has concluded that the Company is in compliance with SAB 101 and that there is no cumulative effect from adoption.

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2001

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

     The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included in other income, net in the consolidated statements of operations.

     At June 30, 2001, the Company's available-for-sale securities had contractual maturities that expire at various dates through May 2003. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities.

     At June 30, 2001 and 2000, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type are as follows (in thousands):

                                                                                 UNREALIZED
                                                        AMORTIZED   AGGREGATE      GAINS
                                                          COST      FAIR VALUE    (LOSSES)
                                                        ---------   ----------   ----------
JUNE 30, 2001
Available-for-Sale Securities
  US Agency (Gov't)...................................   $17,520     $17,554        $ 34
  Auction Rate Securities.............................     7,300       7,300          --
  Corp Bonds..........................................    22,336      22,348          12
  Money Market........................................     5,951       5,951          --
  Re-purchase Agreements..............................     5,390       5,390          --
  Municipals..........................................     1,000       1,000          --
  Commercial paper....................................    16,876      16,889          13
                                                         -------     -------        ----
     Total Investment in Securities...................   $76,373     $76,432        $ 59
                                                         =======     =======        ====
JUNE 30, 2000
Available-for-Sale Securities
  US Agency (Gov't)...................................   $ 4,609     $ 4,601        $ (8)
  Certificate of deposit..............................     2,001       2,000          (1)
  Corporate bonds.....................................     1,675       1,683           8
  Money market........................................     2,317       2,317          --
  Commercial paper....................................     4,984       4,974         (10)
                                                         -------     -------        ----
     Total Investment in Securities...................   $15,586     $15,575        $(11)
                                                         =======     =======        ====

     In fiscal years 2001 and 2000, there were no significant gains or losses realized on the Company's cash equivalents or short-term investments.

     Supplemental Statement of Cash Flows Disclosures Cash paid for interest during fiscal years 2001, 2000 and 1999 was approximately $26,000, $13,000 and $11,000, respectively. Cash paid for income taxes during

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2001

fiscal years 2001, 2000 and 1999 was approximately $739,000, $379,000, and $726,000, respectively. Net inventory capitalized into property and equipment was approximately $1,151,000 , $2,059,000 and $4,234,000 for fiscal years 2001,
2000 and 1999, respectively. Preferred stock conversion to common stock of approximately $3,000 for fiscal year 2001.

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

     Inventories Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consisted of the following (in thousands):

                                                              JUNE 30,   JUNE 30,
                                                                2001       2000
                                                              --------   --------
Purchased materials.........................................   $  442     $1,481
Systems in process..........................................    2,193      2,322
Finished goods..............................................       32      1,292
                                                               ------     ------
                                                               $2,667     $5,095
                                                               ======     ======

     Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at June 30, 2001 and 2000.

     Inventory capitalized into property and equipment consists primarily of replacement parts ("systems spares") and internal-use systems. Systems spares consist of a pool of replacement parts utilized by our customer service organization as part of the support and maintenance programs. These replacement parts include items such as printed circuit boards, disk drives and other field replaceable units. Internal-use systems are utilized by our engineering and development groups for testing and verification of our products. These internal use systems are classified as computer and manufacturing equipment. These items are accounted for as property and equipment by crediting the inventory accounts and debiting property and equipment for the net carrying value. These items, once transferred, are no longer available for resale.

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

     Impairment of Long-Lived Assets The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of." SFAS No. 121 requires impairment

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2001

losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount.

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

     Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on an individual product basis and is the greater of the amount computed on a units-sold basis or straight-line basis over the estimated economic life of the product. Amortization of software development costs amounted to $12,000 for the fiscal year ended June 30, 1999. Capitalized software development costs were fully amortized as of June 30, 1999 and no amounts were amortized in fiscal years 2000 and 2001.

     Technological feasibility is defined when the company has performed/completed the following:

     When the Product has a Detail Program Design technological feasibility is defined where the following has occurred:

     - The product design and the detail program have been completed, and all the necessary skills, hardware, and software technology are available to produce the product.

     - The Company has verified by documenting and comparing detail product design and product specifications, that the detail design is complete and compatible with the product design.

     - The Company has determined that there are no uncertainties concerning development issues of a high risk nature, such as novel and unique functions and technological innovations, or such uncertainties have been resolved.

     When there is no Detail Program Design:

     - The Company has a finished product design and a working model of the software.

     - The Company has verified, by testing, that the product design and the working model are complete and compatible.

     Also, since the Company's software is used as an integral part of the Company's product (hardware), the Company does not capitalize until both:

     - Technological feasibility has been established for the software, and

     - All research and development activities for the other components of the product have been completed.

     During fiscal years 2001, 2000 and 1999, no costs were capitalized because, soon after the software achieved technological feasibility, the product was available for general release to customers.

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2001

     Accrued Liabilities Accrued liabilities consisted of the following (in thousands):

                                                              JUNE 30,   JUNE 30,
                                                                2001       2000
                                                              --------   --------
Payroll, bonus and vacation.................................  $ 3,796    $ 3,428
Restructuring...............................................    1,347      4,257
Other.......................................................    8,269      6,755
                                                              -------    -------
                                                              $13,412    $14,440
                                                              =======    =======

     Net Loss Per Share Basic net loss per share is computed based only on the weighted average number of common shares outstanding during the period and does not give effect to the dilutive effect of common equivalent shares, such as stock options and conversion of preferred stock. Diluted net loss per share is computed based on the weighted average number of common shares plus dilutive potential common shares calculated in accordance with the treasury stock method.

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Net loss....................................................  $(44,291)  $(80,760)  $(39,045)
                                                              ========   ========   ========
Basic Loss Per Share
  Net loss available to common stockholders.................  $(49,465)  $(83,110)  $(39,045)
  Weighted average common shares outstanding................    41,872     28,126     25,978
                                                              --------   --------   --------
  Basic net loss per share..................................  $  (1.18)  $  (2.95)  $  (1.50)
                                                              ========   ========   ========
Diluted Net Loss Per Share
  Net loss available to common stockholders.................  $(49,465)  $(83,110)  $(39,045)
                                                              --------   --------   --------
  Weighted average common shares outstanding................    41,872     28,126     25,978
  Dilutive potential common shares from stock options.......        --         --         --
                                                              --------   --------   --------
  Weighted average common shares and dilutive potential
     common shares..........................................    41,872     28,126     25,978
                                                              --------   --------   --------
  Diluted net loss per share................................  $  (1.18)  $  (2.95)  $  (1.50)
                                                              ========   ========   ========

     All options outstanding during fiscal years 2001, 2000 and 1999, of approximately 10,902,380, 6,239,522 and 4,887,000 shares respectively, were excluded from the computation of diluted net loss per share since their inclusion would have been anti-dilutive due to the net loss available to common stockholders. All weighted average stock options and warrants outstanding during fiscal years 2001, 2000 and 1999, of approximately 13,073,564, 7,844,658 and
4,887,000 shares respectively, were excluded from the computation of diluted loss per share since their inclusion would have been anti-dilutive due to the net loss available to common stockholders. There were no outstanding warrants for the Company in fiscal year 1999.

     Employee Stock Plans In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for its employee stock option and stock purchase plans, and accordingly, does not recognize compensation expense when the exercise price equals the fair market value of the Company's stock on the date of grant. Note 7 of the Notes to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net loss and net loss per share as if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2001

     Comprehensive Income The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of fiscal year 1999. SFAS No. 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. The Company's comprehensive loss includes unrealized holding gains (losses) on available-for-sale securities and foreign currency translation adjustments.

     The following table sets forth the components of other comprehensive income
(loss) net of income tax for the year ended June 30 (in thousands):

                                                                       YEAR ENDED JUNE 30,
                                 ------------------------------------------------------------------------------------------------
                                              2001                             2000                             1999
                                 ------------------------------   ------------------------------   ------------------------------
                                              TAX       NET-OF-                TAX       NET-OF-                TAX       NET-OF-
                                 PRE-TAX   (EXPENSE)      TAX     PRE-TAX   (EXPENSE)      TAX     PRE-TAX   (EXPENSE)      TAX
                                 AMOUNT    ON BENEFIT   AMOUNT    AMOUNT    ON BENEFIT   AMOUNT    AMOUNT    ON BENEFIT   AMOUNT
                                 -------   ----------   -------   -------   ----------   -------   -------   ----------   -------
Other comprehensive income
  (loss):
  Unrealized holding gains
    (losses) on
    available-for-sale
    securities.................   $ 70        $ --       $ 70      $ 32        $ --       $ 32      $ (81)      $ --       $ (81)
  Foreign currency translation
    adjustment.................    120          --        120       254          --        254        (34)        --         (34)
                                  ----        ----       ----      ----        ----       ----      -----       ----       -----
                                  $190        $ --       $190      $286        $ --       $286      $(115)      $ --       $(115)
                                  ====        ====       ====      ====        ====       ====      =====       ====       =====

     Segments In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 changes the way companies report selected segment information in annual financial statements and also requires companies to report selected segment information in interim financial reports to stockholders. The Company operates in one reportable segment. SFAS No. 131 has been implemented by the Company. Note 10 to the Consolidated Financial Statements contains a summary table of industry segment, geographic and customer information.

     New Accounting Pronouncements In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that a reporting entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has reviewed the Company's compliance with SFAS No. 133 and has concluded that the Company is in compliance with SFAS No. 133 and that there is no material effect on the Company's consolidated financial position, results of operations or cash flows from adoption.

     In August 2001, FASB, issued SFAS, No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement states that companies should recognize the asset retirement cost, at their fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect SFAS No. 143 will have on its consolidated financial position, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and it requires business combinations in the scope of this Statement to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this Statement will not have a material effect of the Company's consolidated financial position, results of operations, or cash flows.

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2001

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be assessed for impairment each year using the fair-value-based test. This Statement becomes effective for all fiscal years beginning after December 15, 2001, which would be for the year ended June 20, 2003 for the Company. The Company is currently assessing the impact of the discontinued amortization of goodwill and, while the Company is not aware of any impairment charges, an analysis will have to be done upon adoption of this Statement to determine if an impairment charge is necessary. The Company currently has no goodwill or intangible assets recorded on its consolidated balance sheet, and accordingly, the adoption of SFAS No. 142 will not have any effect on its consolidated financial position, results of operations, or cash flows.

3.  LINE OF CREDIT

     In March 2001, the Company entered into a revolving line of credit agreement with a bank under which it can borrow up to $15,000,000. This agreement replaces the existing line of credit agreement entered into on December of 1999. The line of credit bears interest either at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by the bank to be a rate of 1.5 percentage points above the LIBOR rate in effect on the first day of the applicable term. The line of credit expires on March 31, 2003. At June 30, 2001 there were no borrowings outstanding under the line of credit agreement. As of June 30, 2001, there were commitments against the line of credit for two letters of credit totaling approximately $1,697,000. The line of credit is secured by the Company's cash investments with the aforementioned bank.

4.  COMMITMENTS AND CONTINGENCIES

     Facilities and equipment are leased under various operating leases. Rent expense was approximately $3,960,000, $6,300,000, and $5,204,000 for fiscal years 2001, 2000 and 1999, respectively. During 1997, the Company entered into lease agreements for four buildings in Santa Clara, California. The leases for these facilities commenced in March 1998 and expire in February 2010. During fiscal year 1999, the Company entered into a sub-lease agreement for one building in its Santa Clara facility. During fiscal year 2000, the Company renegotiated the existing lease agreements for the facilities in Santa Clara and consolidated from four buildings into one building, and was released from all remaining lease obligations related to the vacated buildings.

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2001

     As of June 30, 2001, future minimum gross lease payments under non-cancelable leases were as follows (in thousands):

                                                                                         NET
                                                              OPERATING   SUB-LEASE   OPERATING
YEARS ENDING JUNE 30,                                          LEASES     PAYMENTS     LEASES
---------------------                                         ---------   ---------   ---------
  2002......................................................   $ 7,998      $(49)      $ 7,949
  2003......................................................     4,646       (37)        4,609
  2004......................................................     2,861        --         2,861
  2005......................................................     2,180        --         2,180
  2006......................................................     1,708        --         1,708
  Thereafter................................................     5,949        --         5,949
                                                               -------      ----       -------
     Total minimum lease payments...........................   $25,341      $(85)      $25,256
                                                               =======      ====       =======

5.  RELATED PARTY TRANSACTIONS

     On February 15, 2000, Mr. Gary J. Sbona replaced Mr. Bruce N. Moore as the Company's Chief Executive Officer and Chairman of the Board of Directors, and the Company entered into an agreement with Regent Pacific Management Corporation, ("Regent Pacific") a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the agreement, Regent Pacific will provide management services to the Company, including the services of Mr. Sbona as Chief Executive Officer, one of a five person Regent Pacific management team. The agreement has a 26-month term and may be cancelled by the Company after expiration of the initial 20-month period, with a minimum compensation to Regent Pacific of $6,500,000 for that initial period. The Company relies on Regent Pacific Management Corporation for the management of Auspex and the loss of these services could adversely affect the Company's business.

     As part of the agreement with Regent Pacific, in February 2000, the Company granted Mr. Sbona 2,400,000 stock options which are fully vested over one year and expire after five years. As part of the extension of the agreement with Regent Pacific, in October 2000, the Company granted Mr. Sbona an additional 750,000 stock options which are fully vested over one year and expire after ten years.

6.  RESTRUCTURING COSTS

     In the quarter ended March 31, 2000, the Company recorded restructuring charges totaling approximately $17,642,000. These charges reflect steps the Company took to strengthen its competitiveness in the growing Network Attached Storage market, streamline operations and reduce overall costs. The restructuring charges are comprised primarily of $3,800,000 for reduction of personnel and $13,842,000 to retire excess equipment and other assets related to the restructuring of company operations. In connection with the restructuring charges taken in the quarter ended March 31, 2000, the Company terminated 169 employees and consolidated all of its Santa Clara headquarters activities into one facility. The Company substantially completed the implementation of the restructuring plan at the end of May 2000.

     Prior to the restructuring, expenses exceeded revenues, thereby generating excess cash flow deficits and operating losses. As a result, the Company's cash flow projections indicated that the Company would have exhausted its operating cash within one year. Therefore the Company decided to restructure in the following manner:

     - The Company terminated 169 employees, comprised of 62 employees from general administration and operations, 55 employees from sales and marketing, and 52 employees from engineering.

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2001

     - The Company consolidated its Santa Clara headquarters, which had previously consisted of three buildings, into one building.

     - The Company retired idled assets and operational leases.

     The principal cash requirements for the restructuring consist of payments relating to the termination of leases and severance packages for terminated employees. The cash requirements relating to the restructuring for fiscal years 2002 and 2003 are expected to be $0.8 million and $0.5 million, respectively.

     The restructuring activities disrupted operations to a significant degree during the fiscal quarter ended March 31, 2000. Due to the considerable time and manpower required to plan and execute the restructuring, employees were forced to divert a substantial amount of their attention from their normal duties. As originally expected, the Company began to realize a reduction in its operating expenses as a result of the restructuring during the fourth fiscal quarter of 2000 and fully realized such savings at the rate of $40 million per year during fiscal year 2001.

     In the fiscal quarter ending March 31, 2000, the Company recorded $13.8 million in write-offs relating to the retirement of excess equipment and other assets. These write-offs are comprised of two components:

          (1) Property and equipment of $9.6 million. This write-off was for idled assets due to the reduction of both facilities and headcount. The impaired assets were leasehold improvements on the facilities vacated, excess office furniture and excess computer hardware.

          (2) Operation asset lease write-off of $4.2 million. This write-off was for idled assets due to the reduction of both facilities and headcount. The impaired assets were leasehold improvements on the facilities vacated, excess office furniture and excess computer hardware.

     In both cases, for the purposes of the write-offs, the assets were given the value most likely to be realized. None of the written-off assets remained in use after each restructuring.

     In the third quarter of fiscal year 2000, the reduction of headcount and consolidation of facilities resulting from the restructuring generated many idle assets. These idle assets were either owned or were subject to an operating lease. The impaired assets were leasehold improvements on the facilities vacated, excess office furniture and excess computer hardware associated with the reduced headcount and facilities.

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2001

     The following table summarizes the Company's restructuring activity for the fiscal years ended 2001, 2000 and 1999, respectively, (in thousands):

                                                                                 EXCESS
                                                       SEVERANCE                EQUIPMENT
                                                          AND        EXCESS     AND OTHER
                                                       BENEFITS    FACILITIES    ASSETS      TOTAL
                                                       ---------   ----------   ---------   --------
Reserve balances, June 30, 1998......................   $    --      $ 400      $  1,015    $  1,415
                                                        -------      -----      --------    --------
Non-cash charges.....................................        --        (86)         (877)       (963)
                                                        -------      -----      --------    --------
Reserve balances, June 30, 1999......................        --        314           138         452
                                                        -------      -----      --------    --------
Restructuring amounts................................     3,800         --        13,842      17,642
Cash Charges.........................................    (3,511)      (314)           --      (3,825)
Non-cash charges.....................................        --         --       (10,012)    (10,012)
                                                        -------      -----      --------    --------
Reserve balances, June 30, 2000......................       289         --         3,968       4,257
                                                        -------      -----      --------    --------
Reclassifications....................................       597         --          (597)         --
Cash Charges.........................................      (788)        --        (2,122)     (2,910)
                                                        -------      -----      --------    --------
Reserve balances, June 30, 2001......................   $    98      $  --      $  1,249    $  1,347
                                                        =======      =====      ========    ========

7.  STOCK OPTION AND STOCK PURCHASE PLANS

     The Company has four stock option plans, the 1988 Employee Stock Option Plan ("1988 Plan"), the 1997 Stock Plan ("1997 Plan"), the 1998 Non-Statutory Stock Option Plan ("1998 Plan") and the Directors' Stock Option Plan ("Directors' Plan"), and an employee stock purchase plan ("1993 Employee Stock Purchase Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized for any employees.

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

                                                         2001       2000       1999
                                                       --------   --------   --------
Net loss available to common stockholders:
  As reported........................................  $(49,465)  $(83,110)  $(39,045)
  Pro forma..........................................  $(86,226)  $(92,859)  $(43,676)
Basic and Diluted net loss per share:
  As reported........................................  $  (1.18)  $  (2.95)  $  (1.50)
  Pro forma..........................................  $  (2.06)  $  (3.30)  $  (1.68)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 5.1%, 5.8% and 5.0%, respectively; expected volatility of 130%, 144% and 81%, respectively; no expected dividends, and an expected life of 0.52, 0.53 and 0.40 years beyond the vest date for each year's vesting increment of an option.

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

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2001

     The Company may sell up to 2,100,000 shares of stock to its regular full-time employees under the 1993 Employee Stock Purchase Plan. The Company has sold 197,744, 152,859 and 357,101 shares in 2001, 2000 and 1999, respectively, and has sold 1,642,044 shares through June 30, 2001. The Company sells shares at 85% of the lower of the stock's closing market price on the subscription or purchase date of the six-month offering period. The weighted-average fair value of shares sold in 2001, 2000 and 1999, respectively, was $5.25, $6.49 and $3.71, respectively.

     The Company may grant options for up to 10,000,000 shares under the 1988 Plan which expired in April 1988. The Company has 267,886 shares outstanding at June 30, 2001. The option exercise price is not less than 100% of the fair value of the shares on the date of grant, except that non-statutory options may be granted at 85% of such fair value. The 1988 Plan options are fully vested after five years and expire after ten years. For options granted after November 20, 1997, options are generally fully vested after four years and expire after ten years.

     Stockholders approved the 1997 Plan in April 1998 and amended it in fiscal year 2000. The Company may grant options for up to 9,250,000 shares under the 1997 Plan. The Company has 4,735,865 shares outstanding at June 30, 2001. The option exercise price is not less than 100% of the fair value of the shares on the date of grant, except that non-statutory options may be granted at 85% of such fair value. The 1997 Plan options are generally fully vested after two years and expire after ten years.

     The Board of Directors approved the 1998 Plan in August 1998. The Company may grant options for up to 3,000,000 shares under the 1998 Plan. The Company has 2,298,629 shares outstanding at June 30, 2001. The options exercise price is not less than 100% of the fair value of the shares on the date of grant. The 1998 Plan options are generally fully vested after four years and expire after ten years. The Company is not currently using this plan to grant new options. In the event that it would be necessary to use this plan to grant new options, the options would be generally fully vested after two years and expire after ten years.

     The Company may grant options for up to 825,000 shares under the Directors' Plan. The Company does not have any shares outstanding at June 30, 2001 under the Director's Plan. The option exercise price equals the closing price of the stock on the day of the grant. The options are generally fully vested after two years and expire after ten years.

     A summary of the status of the Company's stock option plans at June 30, 2001, 2000 and 1999 incorporating changes during the years then ended is presented in the table below (share amounts in thousands):

                                                 2001                2000                1999
                                           -----------------   -----------------   -----------------
                                             WEIGHTED-AVG.       WEIGHTED-AVG.       WEIGHTED-AVG.
                                           -----------------   -----------------   -----------------
                                                    EXERCISE            EXERCISE            EXERCISE
                                           SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                           ------   --------   ------   --------   ------   --------
Outstanding at beginning of year.........   6,239    $7.52      4,857    $4.68      4,583    $9.45
Granted..................................   6,250    $7.83      6,083    $7.74      2,610    $6.34
Exercised................................    (338)   $4.55     (1,952)   $3.13       (684)   $2.67
Cancelled................................  (1,249)   $7.39     (2,749)   $6.20     (1,652)   $6.13
                                           ------              ------              ------
Outstanding at end of year...............  10,902    $7.80      6,239    $7.52      4,857    $4.68
                                           ======              ======              ======
Exercisable end of year..................   7,525    $7.96      1,605    $7.26      1,158    $3.42
                                           ======              ======              ======
Weighted fair value per option granted...            $5.11               $4.75               $1.83

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2001

                                                            JUNE 30, 2001
                               ------------------------------------------------------------------------
                                           OPTIONS OUTSTANDING
                               --------------------------------------------      OPTIONS EXERCISABLE
                                        WEIGHTED-AVERAGE                      -------------------------
          RANGE OF                         REMAINING       WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
       EXERCISE PRICES         NUMBER   CONTRACTUAL LIFE    EXERCISE PRICE    NUMBER    EXERCISE PRICE
-----------------------------  ------   ----------------   ----------------   ------   ----------------
$1.94 - $ 6.28...............  3,028          8.64              $ 5.37        2,067         $ 5.51
$6.45 - $ 8.00...............  3,773          9.16              $ 7.68        2,135         $ 7.80
$8.25 - $ 9.69...............  3,397          5.23              $ 9.48        3,022         $ 9.47
$9.81 - $12.38...............    704          9.00              $10.80          301         $10.88
                               ------                                         -----
$1.94 - $12.38...............  10,902         7.78              $ 7.80        7,525         $ 7.96
                               ======                                         =====

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

8.  PREFERRED STOCK

     On January 18, 2000, the Company sold $25 million of its Series B Convertible Preferred Stock to four institutional investors in a private placement. The Series B Convertible Preferred Stock is non-voting, carries a 7% per annum cumulative dividend, which may be paid in cash or Common Stock, and is convertible into the Company's Common Stock at an 8% discount. In connection with the sale, the Company issued four-year warrants to purchase an aggregate of 1,605,136 shares of the Company's Common Stock at a price of $8.5663 per share. During the years ended June 30, 2001 and 2000, the Company recorded $5,174,000 and $2,350,000, respectively, in dividends to holders of the Series B Convertible Preferred Stock as a result of the 7% dividend, the 8% conversion discount and the warrants. Each share of this stock has liquidation value of $1,000 and pays annual dividends of 7% on a quarterly basis, payable in cash or stock. Each share of Series B Preferred Stock is non-voting and is convertible into Common Stock as set forth in detail in the Certificate of Designations, Preferences and Rights of Series B Preferred Stock filed with the Secretary of State of the State of Delaware on January 18, 2000.

     The components of the $2,350,000 charge taken for fiscal year 2000 are as follows: $698,000 for common stock issued as preferred stock dividends, $1,109,000 for the fair market value of the warrants issued based on the Black-Scholes model, and $543,000 for the charge relating to the beneficial conversion feature.

     On September 15, 2000 all Series B Preferred Stock was converted into common stock, as a result of this redemption all prorated accounting charges related to the dividends, warrants and Beneficial Conversion Feature have been fully recognized during the first quarter of fiscal year 2001.

     The components of the $5,174,000 charge taken for fiscal year 2001 are as follows: $216,000 for common stock issued as preferred stock dividends, $3,331,000 for the fair market value of the warrants issued based on the Black-Scholes model, and $1,627,000 for the charge relating to the beneficial conversion feature.

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2001

9.  INCOME TAXES

     The provision for income taxes is based upon the income (loss) before income taxes as follows:

                                                            YEARS ENDED JUNE 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Domestic.............................................  $(38,916)  $(80,481)  $(39,381)
Foreign..............................................  $ (4,480)  $    418   $    553
                                                       --------   --------   --------
     Total...........................................  $(43,396)  $(80,063)  $(38,828)
                                                       ========   ========   ========

     The provision for income taxes consisted of the following (in thousands):

                                                              YEARS ENDED JUNE 30,
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
Current:
  Federal...................................................  $ --    $ --    $ --
  State.....................................................    50      80      --
  Foreign...................................................   845     617     217
                                                              ----    ----    ----
                                                               895     697     217
                                                              ----    ----    ----
Deferred:
  Federal...................................................    --      --      --
  State.....................................................    --      --      --
                                                              ----    ----    ----
                                                                --      --      --
                                                              ----    ----    ----
Net tax provision...........................................  $895    $697    $217
                                                              ====    ====    ====

     The provision for income taxes is reconciled with the Federal statutory rate as follows:

                                                                   YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Benefit computed at Federal statutory @ 35% rate............  $(15,189)  $(28,022)  $(13,590)
  Increase in valuation allowance...........................    18,804     42,205     13,590
  State taxes, net of Federal tax benefit...................    (1,833)    (3,585)        --
  Research and development and other credits................    (1,732)    (1,163)        --
  Foreign taxes and other...................................       845     (8,738)       217
                                                              --------   --------   --------
  Net tax provision.........................................  $    895   $    697   $    217
                                                              ========   ========   ========
  Net effective tax rate....................................         1%         1%         0%
                                                              ========   ========   ========

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2001

     The components of the net deferred tax asset are as follows:

                                                              JUNE 30,   JUNE 30,
                                                                2001       2000
                                                              --------   --------
Net operating losses........................................  $ 57,999   $ 41,355
Depreciation and asset basis differences....................     2,561      1,877
Inventory reserve...........................................     1,908      3,007
Other reserves and accruals, not currently deductible for
  tax purposes..............................................     2,493      3,664
Restructuring reserve.......................................       530      1,706
Other.......................................................     9,108      4,186
                                                              --------   --------
Gross deferred tax asset....................................  $ 74,599   $ 55,795
Less: valuation allowance...................................   (74,599)   (55,795)
                                                              --------   --------
Net deferred tax asset......................................  $     --   $     --
                                                              ========   ========

     As of June 30, 2001, the Company had gross deferred tax assets of approximately $74.6 million. Due to the uncertainty surrounding the realization of the future tax attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets.

     As of June 30, 2001, the Company had NOL carryforwards of approximately $158.0 million and $129.0 million for federal and state tax purposes, respectively. If not utilized, the federal NOL carryforwards expire through 2021 and the state NOL carryforwards expire through 2006. The Company also has research credits of approximately $5.8 million and $3.5 million for federal and state tax purposes, respectively. If not utilized, the federal research credits begin to expire through 2020.

10.  INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company, which operates in one reportable industry segment, develops, manufactures, distributes and supports a line of multi-protocol high performance network file servers and high availability enterprise data management software solution for storing, serving and managing multiple terabytes of network data for the technical network market.

     Revenues and long-lived assets by geography (net of accumulated depreciation) consisted of the following for the years ended June 30, (in thousands):

                                         2001                   2000                   1999
                                 --------------------   --------------------   ---------------------
                                           LONG-LIVED             LONG-LIVED              LONG-LIVED
                                 REVENUE     ASSETS     REVENUE     ASSETS     REVENUE      ASSETS
                                 -------   ----------   -------   ----------   --------   ----------
North America..................  $31,329    $12,020     $52,192    $14,189     $ 80,692    $27,967
Europe.........................    9,364        515      18,564        493       19,330        625
Pacific Rim....................   11,188        408      11,443        377       13,453        249
                                 -------    -------     -------    -------     --------    -------
     Total.....................  $51,880    $12,942     $82,199    $15,059     $113,475    $28,841
                                 =======    =======     =======    =======     ========    =======

     In fiscal year 2001, one customer accounted for 16% of total revenues. In fiscal year 2000, no one customer accounted for 10% or more of total revenues. A different customer accounted for 20% of total revenues for fiscal year 1999.

                              AUSPEX SYSTEMS, INC.

                                 JUNE 30, 2001

11.  SUBSEQUENT EVENT (UNAUDITED)

     Due to the rapid decline of capital spending purchases and the general economic downturn, during the first quarter of fiscal year 2002, the Company took actions to reduce the existing cost structure and preserve the Company's cash. The actions were to reduce headcount by approximately 10% worldwide. Cash expenditures related to this action, approximately $500,000 -- $800,000, will be reflected in the Company's first quarter fiscal year 2002 results of operations.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statements on Form S-8, (Nos. 33-67100, 33-76640, 333-00886,
333-56305, 333-71115, 333-56307, 333-94545 and 333-54900) and on Form S-3, (Nos.
333-40452, 333-48210 and 333-30672).

                                          /s/ ARTHUR ANDERSEN LLP

San Jose, California
September 26, 2001

                              AUSPEX SYSTEMS, INC.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         ADDITIONS   ADDITIONS
                                            BALANCE AT    CHARGED     CHARGED                 BALANCE AT
                                            BEGINNING       TO        AGAINST                   END OF
DESCRIPTION                                 OF PERIOD     EXPENSE    REVENUES    DEDUCTIONS     PERIOD
-----------                                 ----------   ---------   ---------   ----------   ----------
Accounts Receivable Allowances:
  Year ended June 30, 1999................   $ 1,709      $   408      $ 51       $   (761)     $1,407
  Year ended June 30, 2000................   $ 1,407      $    --      $703       $   (390)     $1,720
  Year ended June 30, 2001................   $ 1,720      $    --      $ 63       $     47      $1,830
Inventory Reserves:
  Year ended June 30, 1999................   $12,654      $ 1,888      $ --       $ (6,079)     $8,463
  Year ended June 30, 2000................   $ 8,463      $ 8,602      $ --       $(12,301)     $4,764
  Year ended June 30, 2001................   $ 4,764      $ 2,733      $ --       $ (2,353)     $5,144
Restructuring Reserve:
  Year ended June 30, 1999................   $ 1,415      $    --      $ --       $   (963)     $  452
  Year ended June 30, 2000................   $   452      $17,642      $ --       $(13,837)     $4,257
  Year ended June 30, 2001................   $ 4,257      $    --      $ --       $ (2,910)     $1,347

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                                    DESCRIPTION
   -------                                   -----------
3.1(1)          --   Certificate of Incorporation of Registrant.
3.2(19)         --   Certificate of Amendment to Certificate of Incorporation,
                     dated August 29, 2000.
3.3(19)         --   By-laws of Registrant as amended to date.
4.1(2)          --   Preferred Shares Rights Agreement between the Registrant and
                     The First National Bank of Boston as Rights Agent dated
                     April 19, 1995.
4.2(3)          --   Registration Rights Agreement, dated as of January 18, 2000, between Registrant and the investors named therein.
4.3(3)          --   Certificate of Designations, Preferences and Rights of
                     Series B Convertible Preferred Stock as filed with the
                     Secretary of State of the State of Delaware on January 18,
                     2000.
4.4(3)          --   Registration and Information Rights Agreement dated January
                     31, 1992.
10.1(1)(4)      --   1988 Stock Option Plan and forms of Incentive Stock Option
                     Agreements and Nonstatutory Stock Option Agreements, as
                     amended to date.
10.2(4)(7)      --   1993 Directors' Stock Option Plan, as amended to date.
10.3(4)(5)      --   1993 Employee Stock Purchase Plan and forms of Option
                     Agreements, as amended to date.
10.4(4)(7)      --   1997 Stock Plan, as amended to date.
10.5(4)         --   1998 Non-Statutory Stock Plan and form of Stock Option
                     Agreement, as amended to date.
10.6(7)         --   Stock Option Agreement, dated August 1, 2000, between
                     Registrant and Michael S. Worhach.
10.7(4)(6)      --   Employee Stock Option agreement, as amended, dated April 18,
                     2000 between Registrant and Gary J. Sbona.
10.8(7)         --   Employee Stock Option Agreement, dated July 3, 2000, between
                     Registrant and Paul Loucas.
10.9(3)         --   Form of Warrant to Purchase Common Stock, dated January 18,
                     2000, issued to certain investors.
10.10(18)       --   Share Purchase Agreement, dated as of September 19, 2000,
                     between Registrant and the purchasers referred to therein.
10.11(18)       --   Amendment, dated October 11, 2000, to Share Purchase
                     Agreement, dated as of September 27, 2000.
10.12(3)        --   Securities Purchase Agreement, dated as of January 18, 2000, between Registrant and the investors listed on the Schedule of Buyers attached thereto.
10.13(18)       --   Letter Agreement, dated September 27, 2000, between Halpern
                     Capital Advisors and Registrant.
10.14(18)       --   Warrant Purchase Agreement, dated October 17, 2000, between
                     Baruch and Shoshana Halpern and Registrant.
10.15(18)       --   Form of Common Stock Purchase Warrant, dated October 17,
                     2000, issued to Baruch and Shoshana Halpern.
10.16(18)       --   Form of Common Stock Purchase Warrant, dated October 17,
                     2000, issued to Baruch and Shoshana Halpern.
10.17(6)        --   Retainer Agreement between Company and Regent Pacific
                     Management Corporation, effective February 15, 2000.
10.18           --   Amendment, dated October 17, 2000, to Retainer Agreement
                     between Company and Regent Pacific Management Corporation, dated as of February 15, 2000.
10.19(1)(4)     --   401(k) Plan, as amended to date.
10.20(1)(4)     --   Summary of Executive Bonus Program.
10.21(1)(4)     --   Form of Directors' and Officers' Indemnification Agreement
                     with all of its Directors and Officers.
10.22(1)(8)     --   OEM Agreement, dated March 9, 1993, between the Registrant and Fuji Xerox Company, Ltd.

   EXHIBIT
   NUMBER                                    DESCRIPTION
   -------                                   -----------
10.23(1)(8)     --   Distributor Agreement, dated June 6, 1990, between the
                     Registrant and Nissho Electronics Corporation.
10.24(8)        --   Distributor Agreement, dated June 6, 1990, between the
                     Registrant and Nissho Electronics Corporation, as amended on
                     July 29, 1997.
10.25(19)       --   Authorized Distributor Agreement, dated December 5, 2000,
                     between Registrant and Bell Microproducts, Inc.
10.26(19)       --   Authorized Reseller Agreement, dated December 29, 2000,
                     effective December 27, 2000, between Registrant and Insight
                     Direct USA, Inc.
10.27(1)        --   U.S. OEM Discount Agreement between the Registrant and Sun
                     Microsystems, Inc., effective as of August 18, 1988, as
                     amended by Addendum dated September 8, 1988 and Addendum
                     dated September 14, 1989.
10.28(1)        --   Source Code License between the Registrant and Sun
                     Microsystems, Inc., dated August 31, 1988, as amended on
                     April 30, 1991, February 11, 1992 and March 18, 1992.
10.29(1)        --   NFS Software Agreement between the Registrant and Sun
                     Microsystems, Inc., dated September 29, 1988.
10.30(9)(10)    --   Software Agreement between the Registrant and AT&T
                     Information Systems Inc., dated June 2, 1988, as amended by
                     Supplement Number 1, Supplement Number 2, dated August 5,
                     1988, and Supplement Number 3, dated August 10, 1990, as
                     amended on June 28, 1993.
10.31(9)(10)    --   Sublicensing Agreement between the Registrant and AT&T
                     Information Systems Inc., dated August 30, 1988, as amended on June 28, 1993.
10.32(1)        --   Software Agreement between the Registrant and UNIX System
                     Laboratories, Inc., dated April 29, 1992.
10.33(1)        --   License Agreement with the Regents of the University of
                     California, dated June 9, 1988, as amended by Addendum dated
                     October 21, 1988.
10.34(11)(12)   --   Intel Corporation Purchase Agreement between Intel
                     Corporation and the Registrant, dated March 22, 1994.
10.35(13)       --   Warranty and Service Provider Agreement between the
                     Registrant and AT&T Global Information Systems, dated April
                     15, 1994.
10.36(13)       --   SunSoft Technology License and Distribution Agreement
                     between the Registrant and SunSoft, Inc., dated December 17,
                     1993.
10.37(13)       --   Amendment No. 2 to Lease Agreement between the Registrant
                     and WHC-SIX Real Estate, dated February 28, 1996.
10.38(13)       --   Interactive SPARC Software and Sublicensing Agreement
                     between Auspex Systems, Inc. and Interactive systems
                     Corporation, dated November 15, 1991.
10.39(14)       --   Lease Agreement by and Between South Bay/San Tomas
                     Associates and Auspex Systems, Inc., dated January 14, 1997, for 2800 Scott Boulevard, Santa Clara facility.
10.40(14)       --   Lease Agreement by and Between South Bay/San Tomas
                     Associates and Auspex Systems, Inc., dated January 14, 1997, for 2300, 2320, 2330 Central Expressway, Santa Clara
                     facility.
10.41(16)       --   Form of Change of Control Severance Agreement, filed on May
                     12, 1999.
10.42(16)       --   Form of Change of Control Severance Agreement entered into the form of the Company and Bruce N. Moore, President and
                     Chief Executive Officer, dated June 16, 1999.
10.43(15)       --   Software Support Agreement between the Registrant and AT&T dated July 10, 1997.
10.44(15)       --   Software Licensing Agreement between the Registrant and AT&T
                     Corporation dated June 3, 1997, as amended on September 14,
                     1998.
10.45(15)       --   Source License Agreement between the Registrant and
                     Programmed Logic Corp. Dated July 1, 1998; Bundled Hardware
                     OEM Binary License Agreement between the Registrant and
                     Programmed Logic Corp. dated July 1, 1998; Read-Only License
                     Agreement between the Registrant and Programmed Logic Corp.
                     dated July 1, 1998.

   EXHIBIT
   NUMBER                                    DESCRIPTION
   -------                                   -----------
10.46(15)       --   Master Value Added Distribution Agreement between the
                     Registrant and Fuji Xerox Co. Ltd. dated May 21, 1997.
10.47(17)       --   Form of Change of Control Severance Agreement entered into between the Company and Hans H. Schwarz, Senior Vice
                     President of Engineering, dated January 1, 2000.
10.48(20)       --   Line of Credit Agreement, dated March 31, 2001, between the
                     Company and Wells Fargo Bank.
21.1            --   Subsidiaries of Registrant.
23.1            --   Consent of Arthur Andersen LLP, Independent Public
                     Accountants.
24.1            --   Power of Attorney (See Page 32).

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

 (7) Incorporated by reference to exhibits filed in response to Item 8, "Exhibits," of the Registrant's Registration Statement on Form S-8 (File No. 333-54900), which was filed February 2, 2001.

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

(18) Incorporated by reference to exhibits in connection with Registrant's Form 10-Q for the quarter ended September 31, 2000 (File No. 0-21432), which was filed on November 14, 2000.

(19) Incorporated by reference to exhibits in connection with Registrant's Form 10-Q for the quarter ended December 31, 2000 (File No. 0-21432), which was filed on February 14, 2001.

(20) Incorporated by reference to exhibits in connection with Registrant's Form 10-Q for the quarter ended March 31, 2001 (File No. 0-21432), which was filed on May 15, 2001.