Form 10-Q
period 2001-09-30
AUSPEX SYSTEMS INC
filed 2001-11-06
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ----------------


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.


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


                                     YES [X]
                                     NO  [ ]


NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF NOVEMBER 1, 2001: 45,473,019.

FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX


                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

             Condensed Consolidated Balance Sheets as of September 30, 2001 and June 30, 2001               1

             Condensed Consolidated Statements of Operations for the Three Months Ended
             September 30, 2001 and 2000                                                                    2

             Condensed Consolidated Statements of Cash Flows for the Three Months Ended
             September 30, 2001 and 2000                                                                    3

             Notes to Condensed Consolidated Financial Statements                                         4-9

ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations       9-14

ITEM 3.      Qualitative and Quantitative Disclosures about Market Risks                                   14

PART II. OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K                                                              15

SIGNATURES                                                                                                 15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                              AUSPEX SYSTEMS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                     ASSETS

                                                               SEPTEMBER 30,   JUNE 30,
                                                                    2001         2001
                                                               -------------   --------
                                                                (UNAUDITED)
Current Assets
   Cash and cash equivalents                                      $19,793      $ 30,499
   Short-term investments                                          43,994        49,294
   Accounts receivable, net of allowances of $1,880 and             4,224         6,404
     $1,830, respectively
   Inventories, net                                                 4,161         2,667
   Prepaid expenses and other                                       3,502         3,130
                                                                  -------      --------
      Total current assets                                         75,674        91,994
Property And Equipment, Net                                        13,392        12,942
Other Assets                                                          128           123
                                                                  -------      --------
     Total assets                                                 $89,194      $105,059
                                                                  =======      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                               $ 7,249      $  8,685
   Accrued liabilities                                             13,582        13,412
   Deferred revenue                                                 6,484         7,838
                                                                  -------      --------
     Total current liabilities                                     27,315        29,935
Long Term Liabilities
   Deferred revenue                                                   188           279
Stockholders' Equity                                               61,691        74,845
                                                                  -------      --------
     Total liabilities and stockholders' equity                   $89,194      $105,059
                                                                  =======      ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              AUSPEX SYSTEMS, INC.
                 Condensed Consolidated Statements of Operations



                                                          THREE MONTHS ENDED
                                                     ----------------------------
                                                     SEPTEMBER 30,  SEPTEMBER 30,
                                                         2001           2000
                                                     -------------  -------------
                                                      (UNAUDITED)    (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT PER
                                                             SHARE AMOUNTS)
Revenues
   Product revenue                                     $  3,144       $ 10,036
   Service revenue                                        5,217          6,034
                                                       --------       --------
      Total revenues                                      8,361         16,070
                                                       --------       --------
Cost of Revenues
   Cost of product revenue                                3,630          6,848
   Cost of service revenue                                5,064          4,787
                                                       --------       --------
      Total cost of revenues                              8,694         11,635
                                                       --------       --------
      Gross margin                                         (333)         4,435
                                                       --------       --------
Operating Expenses
   Selling, general and administrative                   10,486          9,345
   Engineering and development                            4,612          4,230
                                                       --------       --------
      Total operating expenses                           15,098         13,575
                                                       --------       --------
      Loss from operations                              (15,431)        (9,140)
Other income, net                                           921            577
                                                       --------       --------
   Loss before provision
      for income taxes                                  (14,510)        (8,563)
Provision for income taxes                                  150            300
                                                       --------       --------
Net loss                                                (14,660)        (8,863)
Accretion and dividends to preferred stockholders            --          5,174
                                                       --------       --------
   Net loss available to common stockholders           $(14,660)      $(14,037)
                                                       ========       ========
Net loss per share
   Basic and Diluted                                   $  (0.32)      $  (0.43)
                                                       ========       ========
Shares used in per share computations
   Basic and Diluted                                     45,364         32,276
                                                       ========       ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              AUSPEX SYSTEMS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)



                                                                                        THREE MONTHS ENDED
                                                                                  ----------------------------
                                                                                  SEPTEMBER 30,  SEPTEMBER 30,
                                                                                      2001           2000
                                                                                  -------------  -------------
                                                                                   (UNAUDITED)    (UNAUDITED)
Cash Flows from Operating Activities
   Net loss                                                                         $(14,660)      $  (8,863)
   Adjustments  to  reconcile  net loss to net cash used in operating activities
   Depreciation and amortization                                                       1,870           1,822
   Changes in assets and liabilities
       Accounts receivable, net                                                        2,180            (333)
       Inventories                                                                    (2,135)          2,188
       Prepaid expenses and other                                                       (372)            329
       Accounts payable                                                               (1,436)         (1,553)
       Accrued liabilities                                                               170           4,741
       Deferred revenue                                                               (1,445)           (409)
                                                                                    --------       ---------
       Net cash used in operating activities                                         (15,828)         (2,078)
                                                                                    --------       ---------
Cash Flows from Investing Activities
   Purchases of available-for-sale short-term investments                                 --          (1,873)
   Proceeds from sales/maturities of available-for-sale short-term investments         5,685              --
   Purchases of property and equipment                                                (1,679)           (225)
   Change in other assets                                                                 (5)            263
                                                                                    --------       ---------
   Net cash (used in) provided by investing activities                                 4,001          (1,835)
                                                                                    --------       ---------
Cash Flows from Financing Activities
   Proceeds from sale of common stock, net                                             1,242          86,666
                                                                                    --------       ---------
   Net cash provided by financing activities                                           1,242          86,666
                                                                                    --------       ---------
Effect of exchange rate changes on cash                                                 (121)           (167)
                                                                                    --------       ---------
Net Increase (Decrease) in Cash and Cash Equivalents                                 (10,706)         82,586
Cash and Cash Equivalents, Beginning of Period                                        30,499          23,615
                                                                                    --------       ---------
Cash and Cash Equivalents, End of Period                                            $ 19,793       $ 106,201
                                                                                    ========       =========


              The accompanying notes are an integral part of these
                  condensed, consolidated financial statements.

                              AUSPEX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



   The accompanying unaudited condensed, consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report to Stockholders of Auspex Systems, Inc. ("Auspex" or the "Company") for fiscal 2001.

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed, consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position as of the dates and results of operations for the periods indicated.

   The Company's fiscal quarters end on the Saturday of the thirteenth week of the quarter. For presentation purposes, the financial statements reflect the calendar month-end date.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. Additionally, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management makes its best effort to achieve its estimates, actual results could differ from these estimates.

   The results of operations for the three months ended September 30, 2001, are not necessarily indicative of results for the entire fiscal year ending June 30, 2002. (See "Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

3. NON-CASH INVESTING AND FINANCING ACTIVITIES

   Net inventory capitalized into property and equipment was $641,000 and $372,000 for the three months ended September 30, 2001 and 2000, respectively. During the three month periods ended September 30, 2001 and 2000, the Company did not retire any property and equipment.

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

   The Company sells its products to end users through its direct sales force, as well as through distributors and resellers. Typically, the Company's arrangements with distributors contain provisions for price protection and stock rotation allowances. The Company recognizes revenue on sales to distributors in accordance with the provisions set forth by Financial Accounting Standards Board

(FASB) No. 48, "Revenue Recognition When Right of Return Exists," provided that the requirements of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," have also been met. In accordance with FASB No. 48, the Company recognizes revenue upon shipment to distributors provided that a) the price is substantially fixed and determinable at the time of sale; b) the distributor's obligation to pay the Company is not contingent upon resale of the products; c) title and risk of loss passes to the distributor at time of shipment; d) distributor has economic substance apart from that provided by the Company; e) the Company has no significant obligation to the distributor to bring about resale of the products; and f) future returns can be reasonably estimated.

   The Company records a provision for returns and adjustments based on anticipated adjustments or returns from distributors. Revenue recognized is recorded net of this provision.

   The Company applies the provisions of SOP No. 97-2, as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Accordingly, revenue from product sales is recognized upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the fee is fixed and determinable and collectibility is deemed probable. The Company's typical sales contracts do not include customer acceptance clauses; however, if uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved.

   When contracts contain multiple elements wherein vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the undelivered elements in accordance with the "Separate Element Method" prescribed by SOP No. 98-9. Post customer support ("PCS") services to date have consisted of fees for providing periodic minor software maintenance releases and technical support for the Company's products. For undelivered PCS, vendor-specific objective evidence is determined by reference to the price of the PCS customers are required to pay when the PCS is sold separately. PCS revenue is initially recorded as deferred revenue and revenue is recognized ratably over the term of the relevant agreement.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in its fourth quarter of fiscal 2001 and concluded that the Company's revenue recognition policies were in compliance with SAB 101 and that there was no cumulative effect from adoption.

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

                                                               THREE MONTHS ENDED
                                                         ----------------------------
                                                          (IN THOUSANDS, EXCEPT PER
                                                                SHARE AMOUNTS)
                                                         SEPTEMBER 30,  SEPTEMBER 30,
                                                             2001           2000
                                                         -------------  -------------
        Net loss .......................................   $(14,660)      $ (8,863)
                                                           ========       ========
        Basic Net Loss Per Share
          Net loss available to common stockholders ....   $(14,660)      $(14,037)
          Weighted average common shares outstanding ...     45,364         32,276
                                                           --------       --------
        Basic Net Loss per share .......................   $  (0.32)      $  (0.43)
                                                           ========       ========
        Diluted Net Loss Per Share
          Net loss available to common stockholders ....   $(14,660)      $(14,037)
                                                           ========       ========
          Weighted average common shares outstanding ...     45,364         32,276
          Dilutive potential common shares from stock
            options ....................................         --             --
                                                           --------       --------
          Weighted average common shares and dilutive
            Potential common shares ....................     45,364         32,276
                                                           --------       --------
        Diluted net loss per share .....................   $  (0.32)      $  (0.43)
                                                           ========       ========

   All weighted average stock options and warrants outstanding during the three months ended September 30, 2001 and 2000 of 12,859,206 and 9,487,456 shares, respectively, were excluded from the computation of diluted net loss per share because the effect of including them would have been antidilutive due to the net loss available to common stockholders.
6. INVENTORIES, NET

   Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

                                          SEPTEMBER 30,   JUNE 30,
                                              2001          2001
                                          -------------   --------
        Purchased materials                  $  509        $  442
        Systems in process                    3,377         2,193
        Finished goods                          275            32
                                             ------        ------
               Total inventories, net        $4,161        $2,667
                                             ======        ======

   Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at September 30, 2001 and June 30, 2001.

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

7. COMPREHENSIVE INCOME

   The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of fiscal year 1999. SFAS No. 130 established standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. The Company's comprehensive loss includes unrealized holding gains (losses) on available-for-sale securities and foreign currency translation adjustments. The following table sets forth the components of other comprehensive income (loss) net of income tax (in thousands):

                                                                THREE MONTHS ENDED,
                                                          ------------------------------
                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                              2001             2000
                                                          -------------    -------------
        Net loss                                            $(14,660)        $(8,863)
        Other comprehensive income (loss):
            Unrealized holding gains
              on available-for-sale securities                   385               5
            Foreign currency translation adjustments            (121)            169
                                                            --------         -------
        Comprehensive loss                                  $(14,396)        $(8,689)
                                                            ========         =======

8. INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

   The Company, which operates in one reportable industry segment, develops, manufactures, distributes and supports a line of multi-protocol high performance network file servers and high availability enterprise data management software solutions for storing, serving and managing multiple terabytes of network data for the technical network market.

   Revenues consisted of the following for the three months ended (in thousands) and long-lived assets by geography (net of accumulated depreciation) as of (in thousands):

                               THREE MONTHS ENDED
                          ---------------------------
                          SEPTEMBER 30, SEPTEMBER 30,   SEPTEMBER 30,       JUNE 30,
                              2001          2000            2001              2001
                          ------------- ------------- ----------------- -----------------
                             REVENUE       REVENUE    LONG LIVED ASSETS LONG LIVED ASSETS
                          ------------- ------------- ----------------- -----------------
        North America        $4,521        $ 8,612         $12,477           $12,020
        Europe                2,613          2,849             500               515
        Pacific Rim           1,227          4,609             415               408
                             ------        -------         -------           -------
              Total          $8,361        $16,070         $13,392           $12,942
                             ======        =======         =======           =======

   No customers accounted for more than 10% of total revenues during the three months ended September 30, 2001. One customer accounted for 18% of total revenues during the three months ended September 30, 2000.

9. NEW ACCOUNTING PRONOUNCEMENTS

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

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and it requires business combinations in the scope of this Statement to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this Statement did not have a material effect of the Company's consolidated financial position, results of operations, or cash flows.

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

10. RESTRUCTURING COSTS

   In the three months ended March 31, 2000, the Company recorded restructuring charges totaling $17.6 million which consisted of $3.8 million for severance and termination benefits and $13.8 million for write-offs relating to the retirement of excess equipment and other assets. These charges reflect steps the Company took to strengthen its competitiveness in the growing Network Attached Storage market, streamline operations and reduce overall costs. Prior to the restructuring, expenses exceeded revenues, thereby generating excess cash flow deficits and operating losses. As a result, the Company's cash flow projections indicated that the Company would have had exhausted its operating cash within one year. Therefore the Company decided to restructure in the following manner:

   - The Company terminated 169 employees, comprised of 62 employees from general administration and operations, 55 employees from sales and marketing, and 52 employees from engineering.

   - The Company consolidated its Santa Clara headquarters, which had previously consisted of three buildings into one building.

   - The Company retired idled assets and operational leases.

   The Company substantially completed the restructuring by May 2000. The principal cash requirements for the restructuring consist of payments relating to the termination of leases and severance packages for terminated employees. The cash requirements relating to the restructuring for fiscal year 2002 and 2003 are expected to be $800,000 and $500,000, respectively.

   The restructuring activities disrupted operations to a significant degree during the fiscal quarter ended March 31, 2000. Due to the considerable time and manpower required to plan and execute the restructuring, employees were forced to divert a substantial amount of their attention from their normal duties. However, the Company expected the restructuring to reduce its operating expenses by approximately $40 million per year. The Company began to realize these savings during the fourth fiscal quarter of 2000. These savings were fully realized during fiscal year 2001 and the Company continues to fully realize the $40 million savings during fiscal year 2002.

   The reduction of headcount and consolidation of facilities resulting from the restructuring generated many idle assets. These idle assets were either owned or were subject to an operating lease. The impaired assets were leasehold improvements on the facilities vacated, excess office furniture and excess computer hardware associated with the reduced headcount and facilities.

   The following table summarizes the Company's restructuring activity for the three-month period ended September 30, 2001 (in thousands):

                                                  SEVERANCE  EXCESS EQUIPMENT
                                                AND BENEFITS AND OTHER ASSETS     TOTAL
                                                ------------ ----------------    -------
        Reserve balances, June 30, 2001             $ 98         $ 1,249         $ 1,347
        Cash charges                                 (98)            (88)           (186)
                                                    ----         -------         -------
        Reserve balances, September 30, 2001        $ --         $ 1,161         $ 1,161
                                                    ====         =======         =======

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

12. COMMON STOCK -- PRIVATE PLACEMENT

   On September 25, 2000, the Company completed a private placement of 11,320,953 shares of Common Stock at a price of $7.9625 per share, resulting in net proceeds of $85.5 million. The participants in this private placement include both existing and new shareholders.


13. LINE OF CREDIT

   In March 2001, the Company entered into a revolving line of credit agreement with a bank under which it can borrow up to $15,000,000. This agreement replaces the existing line of credit agreement entered into on December of 1999. The line of credit bears interest either at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by the bank to be a rate of 1.5 percentage points above the LIBOR rate in effect on the first day of the applicable term. The line of credit expires on March 31, 2003. At September 30, 2001 there were no borrowings outstanding under the line of credit agreement. As of September 30, 2001, there were commitments against the line of credit for two letters of credit totaling approximately $1,697,000. The line of credit is secured by the Company's cash investments with the aforementioned bank.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Total revenues for the first quarter of fiscal 2002 were $8.4 million, a decrease of 48% compared to total revenues of $16.1 million in the first quarter of fiscal 2001.

   Product revenue for the first quarter of fiscal 2002 was $3.1 million, or 38% of total revenues, compared to $10.0 million, or 62% of total revenues, in the first quarter of fiscal 2001. Revenues from system sales accounted for 20% of total revenues during the first quarter of fiscal 2002 and 38% for the first quarter of fiscal 2001, while revenues from upgrades, add-on options and software license agreements comprised 13% of total revenues during the first quarter of fiscal 2002 and 24% during the first quarter of fiscal 2001. Service revenue for the first quarter of fiscal 2002 was $5.2 million, or 62% of total revenues, compared to 38% in the first quarter of fiscal 2001. Geographically, North America accounted for 54% of total revenues in the first quarters of both fiscal 2002 and 2001; the Pacific Rim accounted for 15% and 29% of total revenues in the first quarters of fiscal 2002 and 2001, respectively; and Europe accounted for 31% and 18% of total revenues in the first quarters of fiscal 2002 and 2001, respectively. Due to competitive pressures, the average selling price for the Company's products has declined, thereby further reducing revenues.

   Due to significant competitive pressures, rapid technological changes in our market and general economic slowdown, the Company can not predict with any certainty that the Company's future revenues or margins will improve in the future.

   Gross margin was negative 4% of revenues in the first quarter of fiscal 2002 compared with 28% in the first quarter of fiscal 2001. Product gross margin decreased to negative 15% in the first quarter of fiscal year 2002 from 32% in the first quarter of fiscal year 2001. The negative product gross margin was primarily due to the reduced volume of systems shipped, which resulted in underutilized capacity and under-absorption of manufacturing overhead.

   Service gross margin was 3% in the first quarter of fiscal year 2002 as compared to 21% in the first quarter of fiscal year 2001. The decrease in service gross margin resulted from a reduction in service revenues. The decrease also resulted in part from lower warranty service relief due to lower amounts of product shipments over the past several quarters.

   Selling, general and administrative expenses during the first quarters of fiscal 2002 and fiscal 2001 totaled $10.5 million and $9.3 million, respectively, representing a increase of 12%, year over year, and constituted 125% and 58% of total revenues, respectively. The increase of $1.2 million from the first quarter of fiscal 2001 to the first quarter of fiscal 2002 can be attributed to increased North American sales expenditures, consisting primarily of increased headcount and related travel expenditures. The increase in selling, general and administrative expenses as a percentage of revenues for the first three months of fiscal 2002 resulted from a decrease in revenues in the first three months of fiscal 2002, as compared to the first three months of fiscal 2001, respectively.

   Engineering and development expenses during the first quarters of fiscal 2002 and fiscal 2001 were $4.6 million and $4.2 million, respectively, representing an increase of 9%, year over year, and comprised 55% and 26%, respectively, of total revenues. The increase in engineering and development expenses from the first fiscal quarter 2001 to the first fiscal quarter of 2002 is due to a slight increase in headcount from the first fiscal quarter 2001. The increase in engineering and development expenses as a percentage of revenues resulted primarily from decreased revenue in comparison with the previous three-month period ended September 30, 2000.

   Loss from operations for the first quarter of fiscal 2002 was $15.4 million, compared with $9.1 million in the first quarter of fiscal 2001.

   During the quarter ended September 30, 2000, the Company recorded $5,174,000 in accretion and dividends to holders of the Company's Series B Convertible Preferred Stock as a result of a 7% dividend, an 8% conversion discount and the warrants issued in connection therewith. During fiscal 2001, all shares of Series B Convertible Preferred Stock were converted into Common Stock. Therefore, the Company will no longer need to record dividends related to the Series B Convertible Preferred Stock.

   Due to its loss from operations, the Company had no significant provision for taxes for the first quarter of each of fiscal 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash, cash equivalents and short-term investments decreased by $16.0 million from $79.8 million on June 30, 2001 to $63.8 million as of September 30, 2001. The Company used approximately $15.8 million in cash from operating activities in the first three months of fiscal 2002, which included a net loss of $14.7 million, offset by depreciation and amortization of $1.9 million and further offset by the decrease in changes in assets and liabilities of $3.0 million. The Company's primary investing activities included the proceeds of available-for-sale short-term investments of $5.7 million and the purchase of additional property and equipment of $1.7 million.

   At September 30, 2001, the Company's principal sources of liquidity included $63.8 million in cash, cash equivalents and short-term investments and a $15.0 million secured revolving line of credit from a United States currency bank. At September 30, 2001, $13.3 million was available under the line of credit, and the Company had commitments against the line of credit for letters of credit totaling $1.7 million. The line of credit expires on March 31, 2003 and is secured by the Company's cash investments with the aforementioned bank.

   The Company is currently exploring steps it may take to reduce its operating expenditures and conserve cash. Based on its current operating plans, the Company believes that its existing cash, cash equivalents, and short-term investments will be adequate to meet its working capital and capital expenditure requirements for the next twelve months. *

-------------
* See "Forward-Looking Statements" on page 11.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     HISTORICAL AND FUTURE LOSSES

      The Company incurred significant losses and may continue to incur future losses. We have incurred net losses of $39.0 million for the year ended June 30, 1999, $83.1 million for the year ended June 30, 2000 and $49.5 million for the year ended June 30, 2001.

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

     ECONOMIC DOWNTURNS

     The Company is subject to the cyclical nature of the economy, both domestic and international. The current downturn or any future downturns may reduce the Company's revenues. Purchases of the Company's products are highly dependent on the capital spending needs of the Company's customers, which are historically minimal during an economic downturn. The economy is highly cyclical and can be characterized by such things as constant and rapid technological change, product obsolescence, price erosion, evolving standards, and fluctuations in product demand. These downturns have been characterized by diminished product demand, production over capacity, higher inventory levels and accelerated erosion of average selling prices. The Company expects continued weakness in the economy and the markets for the Company's products for the foreseeable future. * The current slowdown and any future downturns may reduce the Company's revenue and harm the Company's results of operations.

     The terrorist attacks on September 11, 2001 in the United States have exacerbated the current economic downturn. Decreased consumer confidence resulting in less travel and fewer purchases by the American consumer may adversely affect the capital spending needs of the Company's current and potential customers. The possible escalation of military alternatives as a result of the aforementioned attacks may also exacerbate or prolong the current economic downturn. The Company has no clear indication of the length or scope of the current economic downturn.

   POTENTIAL SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS

   The Company's operating results may fluctuate significantly from quarter to quarter due to a combination of factors. These factors include the timing of orders and shipments, the timing of new product introductions by the Company or its competitors, the mix of distribution channels through which the Company's products are sold, and the Company's ability to align its expense levels with changing revenue levels. The Company generally realizes higher gross margins on sales of systems to end users and on single-system sales than on systems sold through distributors and OEMs and on multiple-system sales. In addition, given the Company's focus on highly configured enterprise class systems, the loss or delay in a given quarter of a relatively limited number of system sales could adversely affect the Company's revenues and net loss.

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

   COMPETITION FOR KEY EMPLOYEES

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

   NEW PRODUCTS

   The Company's strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis in order to remain competitive. However, new product introductions by the Company or its competitors carry the risk that customers could delay or cancel orders for existing products pending shipment of the new products. The Company, during the first fiscal quarter of fiscal 2001, was in the process of transitioning between the old NS2000 product to the new NS3000 product, but experienced delays in introducing those new products into the market within the timeframe originally intended by Company. Such delays have had an adverse effect on the Company's business, financial condition and results of operations for such quarter. There can be no assurance that the Company will not continue to experience difficulties, or experience difficulties in the future, that delay or prevent the successful development, introduction or marketing of new products and enhancements. In addition, certain of the Company's newly introduced products, including the Company's NS3000 product, and enhancements for those products, have achieved lower than expected market acceptance. As a result, those products have generated lower than expected sales, resulting in an adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that these new products, products introduced by the Company in the future, or enhancements for any of these products will adequately address market requirements, achieve market acceptance or generate substantial sales. Additionally, delays in the launch of new products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   DEPENDENCE ON CERTAIN SUPPLIERS

   Certain of the Company's products contain critical components supplied by a single or limited number of third parties. While the Company has an inventory of these critical components, any significant or prolonged shortage of these components or the failure of

-------------
* See "Forward-Looking Statements" on page 11.

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

   RISKS OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

   During both of the three month periods ended September 30, 2001 and 2000, approximately 46% of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business.* Nonetheless, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful.

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

   INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

   The Company currently relies on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to protect its proprietary rights in its hardware and software products. The Company currently holds fifteen United States patents and has filed applications for additional patents. The Company also has filed applications for counterpart patents in foreign countries, including Japan. There can be no assurance that the Company's present or future competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, there can be no assurance that the Company's patent applications will result in issued patents, or that the Company's issued patents will be upheld if challenged. Additionally, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company

------------
* See "Forward-Looking Statements" on page 11.

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

   CALIFORNIA'S ENERGY CRISIS

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

   INTEREST RATE RISK

   There were no material changes during the first quarter of fiscal 2002 to the Company's exposure to market risk for changes in interest rates.

   FOREIGN CURRENCY EXCHANGE RISK

   There were no material changes during the first quarter of fiscal 2002 to the Company's foreign currency hedging programs.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits

   The following exhibits are included in this Quarterly Report on Form 10-Q (numbered in Item 601 of Regulation S-K):

     EXHIBIT
     NUMBER                          DESCRIPTION
     ------                          -----------
     10.1          Re-seller Agreement with Net Brains, Inc., dated
                   September 9, 2001.


   b. Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date    November   6, 2001                          /s/ Peter R. Simpson
                                            -----------------------------------
                                                      Peter R. Simpson
                                                   Chief Financial Officer

                              AUSPEX SYSTEMS, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001




EXHIBIT                                                                    SEQUENTIALLY
NUMBER                          DESCRIPTION                                NUMBERED PAGE
------                          -----------                                -------------
10.1          Re-seller Agreement with Net Brains, Inc., dated
              September 9, 2001.