Form 10-Q
period 2001-12-31
AUSPEX SYSTEMS INC
filed 2002-02-14
CIK 860749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

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

                                 YES [X] NO [ ]

NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF FEBRUARY 8, 2002: 45,473,019.

FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX

                                                                                                     PAGE
                                                                                                    NUMBER
   PART I. FINANCIAL INFORMATION

   ITEM 1.    Financial Statements

              Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001        3
              Condensed Consolidated Statements of Operations for the Three and Six Months Ended
              December 31, 2001 and 2000                                                             4
              Condensed Consolidated Statements of Cash Flows for the Three and Six Months
              Ended December 31, 2001 and 2000                                                       5

              Notes to Condensed Consolidated Financial Statements                                  6-12

   ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                            12-18

   ITEM 3.    Qualitative and Quantitative Disclosures about Market Risks                            18

   PART II. OTHER INFORMATION

   ITEM 6.    Exhibits and Reports on Form 8-K                                                       19

   SIGNATURES                                                                                        20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AUSPEX SYSTEMS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                     ASSETS

                                                        DECEMBER 31,  JUNE 30,
                                                            2001       2001
                                                        -----------  --------
                                                         (UNAUDITED)
        Current Assets

           Cash and cash equivalents                      $  6,977   $ 30,499
           Short-term investments                           40,879     49,294
           Accounts receivable, net of allowances of
             $1,878 and $1,830, respectively                 3,570      6,404

           Inventories, net                                  2,907      2,667
           Prepaid expenses and other                        3,312      3,130
                                                          --------   --------
              Total current assets                          57,645     91,994
        Property And Equipment, Net                         11,045     12,942
        Other Assets                                           128        123
                                                          --------   --------
             Total assets                                 $ 68,818   $105,059
                                                          ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

        Current Liabilities

           Accounts payable                               $  5,095   $  8,685
           Accrued liabilities                              13,897     13,412
           Deferred revenue                                  5,512      7,838
                                                          --------   --------
             Total current liabilities                      24,504     29,935
        Long Term Liabilities
            Long term accrued liabilities                    1,443       --
           Deferred revenue                                    147        279
                                                          --------   --------
             Total long term accrued liabilities             1,590        279
        Stockholders' Equity                                42,724     74,845
                                                          --------   --------
             Total liabilities and stockholders' equity   $ 68,818   $105,059
                                                          ========   ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              AUSPEX SYSTEMS, INC.
                 Condensed Consolidated Statements of Operations

                                                         Three Months Ended        Six Months Ended
                                                      ------------------------  ------------------------
                                                      December 31, December 31, December 31, December 31,
                                                         2001         2000         2001         2000
                                                      -----------  -----------  -----------  -----------
(In thousands, except per share amounts)              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Revenues

  Product revenue                                      $  3,646     $ 10,161     $  6,790     $ 20,197
  Service revenue                                         5,195        6,264       10,412       12,298
                                                       --------     --------     --------     --------
        Total revenues                                    8,841       16,425       17,202       32,495
                                                       --------     --------     --------     --------
  Cost of Revenues

  Cost of product revenue                                 3,508        5,565        7,138       12,413
  Cost of service revenue                                 4,133        4,916        9,197        9,703
                                                       --------     --------     --------     --------
        Total cost of revenues                            7,641       10,481       16,335       22,116
                                                       --------     --------     --------     --------
        Gross margin                                      1,200        5,944          867       10,379
                                                       --------     --------     --------     --------
  Operating Expenses

  Selling, general and administrative                     9,292        9,850       19,778       19,195
  Engineering and development                             3,972        4,677        8,584        8,907

  Restructuring                                           6,837         --          6,837         --
                                                       --------     --------     --------     --------
        Total operating expenses                         20,101       14,527       35,199       28,102
                                                       --------     --------     --------     --------
        Loss from operations                            (18,901)      (8,583)     (34,332)     (17,723)

  Other income, net                                          49        1,519          970        2,096
                                                       --------     --------     --------     --------
  Loss before provision
    for income taxes                                    (18,852)      (7,064)     (33,362)     (15,627)

  Provision for income taxes                                100          255          250          555
                                                       --------     --------     --------     --------
        Net loss                                        (18,952)      (7,319)     (33,612)     (16,182)
                                                       --------     --------     --------     --------
  Accretion and dividends to preferred stockholders        --           --           --          5,174
                                                       --------     --------     --------     --------

  Net loss available to common stockholders            $(18,952)    $ (7,319)    $(33,612)    $(21,356)
                                                       ========     ========     ========     ========
  Net loss per share
  Basic and Diluted                                    $  (0.42)    $  (0.16)    $  (0.74)    $  (0.55)
                                                       ========     ========     ========     ========
  Shares used in per share computations
  Basic and Diluted                                      45,473       44,951       45,418       38,613
                                                       ========     ========     ========     ========


The accompanying notes are an integral part of these condensed, consolidated financial statements.

                              AUSPEX SYSTEMS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                 SIX MONTHS ENDED
                                                                            ----------------------------
                                                                            DECEMBER 31,    DECEMBER 31,
                                                                                2001           2000
                                                                            ------------    ------------
                                                                             (UNAUDITED)     (UNAUDITED)
    Cash Flows from Operating Activities
       Net loss                                                               $(33,612)      $(16,182)
       Adjustments to reconcile net loss to net cash used in
         operating activities
       Depreciation and amortization                                             3,584          3,563
       Restructure Charges                                                       6,837             --
       Changes in assets and liabilities
           Accounts receivable, net                                              2,834         (3,618)
           Inventories                                                          (1,048)         1,039
           Prepaid expenses and other                                             (182)           659
           Accounts payable                                                     (3,590)        (1,199)
           Accrued liabilities                                                  (3,750)         1,069
           Deferred revenue                                                     (2,458)          (271)
                                                                              --------       --------
           Net cash used in operating activities                               (31,385)       (14,940)
                                                                              --------       --------
    Cash Flows from Investing Activities
       Purchases of available-for-sale short-term investments                       --        (16,786)
       Proceeds from sales/maturities of available-for-sale
           short-term  investments                                               8,781             --
       Purchases of property and equipment                                      (2,038)          (935)
       Change in other assets                                                       (5)           943
                                                                              --------       --------
       Net cash (used in) provided by investing activities                       6,738        (16,778)
                                                                              --------       --------
    Cash Flows from Financing Activities
       Proceeds from sale of common stock, net                                   1,266         87,525
                                                                              --------       --------
       Net cash provided by financing activities                                 1,266         87,525
                                                                              --------       --------
    Effect of exchange rate changes on cash                                       (141)           (71)
                                                                              --------       --------
    Net Increase (Decrease) in Cash and Cash Equivalents                       (23,522)        55,736
    Cash and Cash Equivalents, Beginning of Period                              30,499         23,615
                                                                              --------       --------
    Cash and Cash Equivalents, End of Period                                  $  6,977       $ 79,351
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

        The Company's fiscal quarters end on the Saturday of the thirteenth week of the quarter, which in the case of the second fiscal quarter of fiscal 2002, was December 29, 2001. For presentation purposes, the financial statements reflect the calendar month-end date, which in the case of the second fiscal quarter of fiscal 2002, was December 31, 2001.

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

        The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of results for the entire fiscal year ending June 30, 2002. (See "Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

3. NON-CASH INVESTING AND FINANCING ACTIVITIES

        Net inventory capitalized into property and equipment was $167,000 and $259,000 for the three months ended December 31, 2001 and 2000, respectively, and $808,000 and $631,000 for the six months then ended, respectively. During the six-month period ended December 31, 2001, the Company retired $1.1 million in property and equipment. During the three and six months ended December 31, 2000, the Company did not retire any property and equipment.

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

        The Company sells its products to end users through its direct sales force, as well as through distributors and resellers. Typically, the Company's arrangements with distributors contain provisions for price protection and stock rotation allowances. The Company recognizes revenue on sales to distributors in accordance with the provisions set forth by Statement of Financial Accounting Standards (SFAS) No. 48, "Revenue Recognition When Right of Return Exists," provided that the requirements of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," have also been met. In accordance with SFAS No. 48, the Company recognizes revenue upon shipment to distributors provided that
a) the price is substantially fixed and determinable at the time of sale; b) the distributor's obligation to pay the Company is not contingent upon resale of the products; c) title and risk of loss passes to the distributor at time of shipment; d) distributor has economic substance apart from that provided by the Company; e) the Company has no significant obligation to the distributor to bring about resale of the products; and f) future returns can be reasonably estimated.

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

        Installation services typically include pre-installation planning, pre-installation site survey, physical installation of the systems, and basic system implementation. Almost all system sales to end users includes these basic installation services but historically there are no installation services provided on sales to distributors (the distributor performs the installation services). The basic installation services do not in any way change the functionality of the systems at the customer site. The Company's sales cycle is typically several months, and during that time the Company's sales and service professionals participate in extensive pre-sales activities to identify and define specific customer requirements and configurations. As such, the Company believes that, once configured and tested at the Company's factory, the Company's systems and software conform to customer specifications prior to delivery at the customer's site. Since installation services do not typically require significant customization or modification at the customer's site, the Company does not consider installation services to be a significant obligation at the time of shipment of the systems.

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

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      ---------------------------  ---------------------------
                                                      DECEMBER 31,   DECEMBER 31,  DECEMBER 31,    DECEMBER 31,
                                                          2001          2000           2001           2000
                                                      ------------   -----------   ------------    ------------
Net loss ........................................      $(18,952)      $ (7,319)      $(33,612)      $(16,182)
                                                       ========       ========       ========       ========
Basic Net Loss Per Share
  Net loss available to common stockholders .....      $(18,952)      $ (7,319)      $(33,612)      $(21,356)
  Weighted average common shares outstanding ....        45,473         44,951         45,418         38,613
                                                       --------       --------       --------       --------
Basic Net Loss per share ........................      $  (0.42)      $  (0.16)      $  (0.74)      $  (0.55)
                                                       ========       ========       ========       ========
Diluted Net Loss Per Share
  Net loss available to common stockholders .....      $(18,952)      $ (7,319)      $(33,612)      $(21,356)
  Weighted average common shares outstanding ....        45,473         44,951         45,418         38,613
  Dilutive potential common shares from stock
  options .......................................             -              -              -              -
                                                       --------       --------       --------       --------
  Weighted average common shares and dilutive
   Potential common shares ......................        45,473         44,951         45,418         38,613
                                                       --------       --------       --------       --------
Diluted net loss per share ......................      $  (0.42)      $  (0.16)      $  (0.74)      $  (0.55)
                                                       ========       ========       ========       ========


        All weighted average stock options and warrants outstanding during the three months ended December 31, 2001 and 2000 of 10,248,285 and 6,305,781 shares, respectively, were excluded from the computation of diluted net loss per share because the effect of including them would have been anti-dilutive due to the net loss available to common stockholders. All weighted average stock options and warrants outstanding during the six months ended December 31, 2001 and 2000 of 10,196,571 and 6,568,011 shares, respectively, were excluded from the computation of diluted net loss per share because the effect of including them would have been anti-dilutive due to the net loss available to common stockholders.

6. INVENTORIES, NET

        Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

                                     DECEMBER 31,   JUNE 30,
                                        2001          2001
                                     ------------   --------
Purchased materials                    $  450        $  442
Systems in process                      2,389         2,193
Finished goods                             68            32
                                       ------        ------
   Total  inventories, net             $2,907        $2,667
                                       ======        ======


        Inventories contained components and assemblies in excess of the Company's current estimated requirements and were fully reserved at December 31, 2001 and June 30, 2001.

        Certain of the Company's products contain critical components supplied by a single or limited number of third parties. The Company has an inventory of these critical components so as to ensure an available supply of products for its customers. Any significant shortage of these components or the failure of the third-party suppliers to maintain or enhance these components could materially adversely affect the Company's consolidated results of operations. (See "Factors That May Affect Future Results--Dependence on Certain Suppliers").

7. COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," established standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. The Company's comprehensive loss includes unrealized holding gains (losses) on available-for-sale securities and foreign currency translation adjustments. The following table sets forth the components of other comprehensive income (loss) net of income tax (in thousands):

                                                  THREE MONTHS ENDED,               SIX MONTHS ENDED,
                                            ------------------------------     --------------------------
                                            DECEMBER 31,      DECEMBER 31,   DECEMBER 31,      DECEMBER 31,
                                                2001             2000          31, 2001          31, 2000
                                            ------------      ------------   ------------      -----------
Net loss                                      $(18,952)        $ (7,319)        $(33,612)        $(16,182)
Other comprehensive income (loss):
    Unrealized holding gains(losses)
      on available-for-sale securities             (19)              30              366               25
    Foreign currency translation
      adjustments                                  (20)              98             (141)             (71)
                                              --------         --------         --------         --------
Comprehensive loss                            $(18,991)        $ (7,191)        $(33,387)        $(16,228)
                                              ========         ========         ========         ========


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

        Revenues consisted of the following for the three and six months ended (in thousands) and long-lived assets by geography (net of accumulated depreciation) as of (in thousands):

                               Three Months Ended            Six Months Ended
                          --------------------------    ----------------------------
                          DECEMBER 31,  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                              2001         2000             2001            2000
                          ------------  ------------    ------------     ----------
                             REVENUE      REVENUE         REVENUE          REVENUE
                          ------------  ------------    ------------     ----------
      North America          $ 4,817       $11,541         $ 9,337        $20,152
      Europe                   2,097         2,654           4,711          5,503
      Pacific Rim              1,927         2,230           3,154          6,840
                             -------       -------         -------        -------
            Total            $ 8,841       $16,425         $17,202        $32,495
                             =======       =======         =======        =======


                          DECEMBER 31,    JUNE 30,
                              2001          2001
                          -----------    ----------
                           LONG LIVED    LONG LIVED
                             ASSETS        ASSETS
                          ------------   ---------
      North America          $10,307       $12,020
      Europe                     380           514
      Pacific Rim                358           408
                             -------       -------
            Total            $11,045       $12,942
                             =======       =======

        One customer accounted for more than 13% of total revenues during the three months ended December 31, 2001. Two customers separately accounted for 12% and 13% of total revenues during the three months ended December 31, 2000. One customer accounted for 11% of revenues during the six months ended December 31, 2001. One customer accounted for 15% of total revenues during the six months ended December 31, 2000.

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

        In August 2001, the FASB issued SFAS, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. This Statement will be effective for fiscal years beginning after December 15, 2001. Auspex has not yet determined the effect SFAS No. 144 will have on its consolidated financial position, results of operations, or cash flows.

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

10. RESTRUCTURING COSTS

        In the three months ended December 31, 2001, the Company recorded restructuring charges totaling $6.8 million which consisted of $2.9 million for severance and termination benefits, $2.7 million for payments under non-cancelable operating leases for abandoned facilities and excess equipment and assets and $1.2 million for write-offs relating to the disposal of excess equipment and other assets. These charges reflect steps the Company took to enhance the long-term health of the Company, streamline operations and reduce overall costs. Prior to the current restructuring, expenses still exceeded revenues, thereby generating excess cash flow deficits and operating losses. As a result, the Company's cash flow projections indicated that the Company would have had exhausted its operating cash within one year. Therefore the Company decided to restructure in the following manner:

      - The Company terminated 150 employees, comprised of 77 employees from general administration and operations, 56 employees from sales and marketing, and 17 employees from engineering.

      - The Company consolidated and closed various sales and service field offices worldwide.

      - The Company disposed of idled assets and terminated or accrued for operating leases for excess assets or facilities.

        The Company substantially completed the employee severance and benefits portion of the restructuring by January 2002. The principal cash requirements for the restructuring consist of payments relating to the termination of leases and severance packages for terminated employees. The remaining cash requirements relating to the restructuring for fiscal year 2002, 2003, 2004, 2005, and 2006 are expected to be $1,466,000, $964,000, $503,000, $324,000 and $42,000,
respectively.

        The restructuring activities did not disrupt operations significantly during the three months ended December 31, 2001. The Company expects the restructuring to reduce its operating expenses by approximately $24 million per year. The Company began to realize these savings during January 2002.

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

        The Company substantially completed the restructuring by May 2000. The principal cash requirements for the restructuring consist of payments relating to the termination of leases and severance packages for terminated employees. The cash requirements relating to the restructuring for fiscal year 2002, 2003, and 2004 are expected to be $521,000 and $342,000, and $21,000, respectively.

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

        The following table summarizes the Company's restructuring activity for the three-month period ended December 31, 2001 (in thousands):

                                                  SEVERANCE    EXCESS EQUIPMENT
                                                 AND BENEFITS   AND OTHER ASSETS     TOTAL
                                                 ------------  -----------------    --------
        Reserve balances, September 30, 2001        $    --         $ 1,161         $ 1,161
        Restructuring Charges                         2,965           3,872           6,837
        Non-Cash Charges                                 --          (1,142)         (1,142)
        Cash charges                                 (2,207)           (394)         (2,601)
                                                    -------         -------         -------
        Reserve balances, December 31, 2001         $   758         $ 3,497         $ 4,255
                                                    =======         =======         =======

11. PREFERRED STOCK

        On January 18, 2000, the Company sold $25 million of its Series B Convertible Preferred Stock to four institutional investors in a private placement. The Series B Convertible Preferred Stock was non-voting, carried a 7% per annum cumulative dividend, which may be paid in cash or Common Stock, and was convertible into the Company's Common Stock at an 8% discount. In connection with the sale, the Company issued four-year warrants to purchase an aggregate of 1,605,136 shares of the Company's Common Stock at a price of $8.5663 per share. The Company's outstanding Series B Preferred Stock has been converted into 3,394,781 shares of Common Stock, effective September 15, 2000, in accordance with the terms and conditions of the Series B Preferred Stock and related agreements, dated January 18, 2000. The Company now has no outstanding Preferred stock. As a result of the conversion of all shares of Preferred Stock, during the three-month period ended December 31, 2000, the Company recorded $5,174,000 in accretion and dividends to holders of the Series B Convertible Preferred Stock as a result of the 7% dividend, the 8% conversion discount and the warrants.

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

13. LINE OF CREDIT

        In March 2001, the Company entered into a revolving line of credit agreement with a bank under which it can borrow up to $15,000,000. This agreement replaces the line of credit agreement entered into on December of 1999. The line of credit bears interest either at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by the bank to be a rate of 1.5 percentage points above the LIBOR rate in effect on the first day of the applicable term. The line of credit expires on March 31, 2003. At December 31, 2001 there were no borrowings outstanding under the line of credit agreement. As of December 31, 2001, there were commitments against the line of credit for two letters of credit totaling approximately $1,697,000. The line of credit is secured by the Company's cash investments with the aforementioned bank.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Total revenues for the second quarter of fiscal 2002 were $8.8 million, a decrease of 46% compared to total revenues of $16.4 million in the second quarter of fiscal 2001.

        Product revenue for the second quarter of fiscal 2002 was $3.6 million, or 41% of total revenues, compared to $10.2 million, or 62% of total revenues, in the second quarter of fiscal 2001. Revenues from system sales accounted for 27% of total revenues during the second quarter of fiscal 2002 and 34% for the second quarter of fiscal 2001, while revenues from upgrades, add-on options and software license agreements comprised 14% of total revenues during the second quarter of fiscal 2002 and 28% during the second quarter of fiscal 2001. Service revenue for the second quarter of fiscal 2002 was $5.2 million, or 59% of total revenues, compared to 38% in the second quarter of fiscal 2001. Geographically, North America accounted for 54% of total revenues in the second quarter of fiscal 2002 and 70% of total revenues in the second quarter of 2001; the Pacific Rim accounted for 22% and 14% of total revenues in the second quarters of fiscal 2002 and 2001, respectively; and Europe accounted for 24% and 16% of total revenues in the second quarters of fiscal 2002 and 2001, respectively. Due to competitive pressures, the average selling price for the Company's products has declined, thereby further reducing revenues.

        Gross margin was 14% of revenues in the second quarter of fiscal 2002 compared with 36% in the second quarter of fiscal 2001. For the six months ended December 31, 2001 and 2000, gross margin was 5% and 32%, respectively. Product gross margin decreased to 4% in the second quarter of fiscal year 2002 from 45% in the second quarter of fiscal year 2001. The lower product gross margin was primarily due to the reduced volume of systems shipped, which resulted in underutilized capacity and under-absorption of manufacturing overhead. Also, the sales of NS2000 systems at heavily discounted rates resulted in lowered margins for the second quarter of fiscal 2002. These discounted rates resulted from a conscious effort by the Company to reduce its excess inventory for this product line, which is at the end of its product life.

        Service gross margin was 20% in the second quarter of fiscal year 2002 as compared to 22% in the second quarter of fiscal year 2001. For the six months ended December 31, 2001 and 2000, Service gross margin was 17% and 21%, respectively. The decrease in service gross margin resulted from a reduction in service revenues.

        Due to significant competitive pressures, rapid technological changes in our market and general economic slowdown, the Company can not predict with any certainty that the Company's future revenues or margins will improve in the future.

        Selling, general and administrative expenses during the second quarters of fiscal 2002 and fiscal 2001 totaled $9.3 million and $9.9 million, respectively, representing a decrease of 6%, year over year, and constituted 105% and 60% of total revenues, respectively. For the first six months ended December 31, 2001 and 2000, selling, general and administrative expenses totaled $19.8 million and $19.2 million, respectively, and constituted 115% and 59% of revenues, respectively. The decrease of $583,000 from the second quarter of fiscal 2001 to the second quarter of fiscal 2002 can be attributed to the reduction of headcount versus the prior period. The increase in selling, general and administrative expenses as a percentage of revenues resulted primarily from decreased revenue in comparison with the previous three- and six-month periods ended December 31, 2000.

        Engineering and development expenses during the second quarters of fiscal 2002 and fiscal 2001 were $4.0 million and $4.7 million, respectively, representing an decrease of 15%, year over year, and comprised 45% and 28%, respectively, of total revenues. For the six months ended December 31, 2001 and 2000, engineering expenses totaled $8.6 million and $8.9 million, respectively, and constituted 50% and 27% of revenues, respectively. The decrease in engineering and development expenses from the second fiscal quarter of 2001 to the second fiscal quarter of 2002 is due to a reduction in headcount from the second fiscal quarter of 2001 and the resulting restructuring charges. The increase in engineering and development expenses as a percentage of revenues resulted primarily from decreased revenue in comparison with the previous three-, and six-month periods ended December 31, 2000.

        Loss from operations for the second quarter of fiscal 2002 was $18.9 million, compared with $8.6 million in the second quarter of fiscal 2001.

        For the three months ended December 31, 2001 and 2000, other income was $49,000 and $1.5 million, respectively, and for the six months ended December 31, 2001 and 2000, other income was $970,000 and $2.1 million, respectively. The primary reason for the decrease in the year over year comparisons, for both the three and six months periods ended, was the decrease in interest income, which is a result of the combined effect of reduced cash balances and the reduction of interest rates by the Fed.

        During the quarter ended December 31, 2000, the Company recorded $5,174,000 in accretion and dividends to holders of the Company's Series B Convertible Preferred Stock as a result of a 7% dividend, an 8% conversion discount and the warrants issued in connection therewith. During fiscal 2001, all shares of Series B Convertible Preferred Stock were converted into Common Stock. Therefore, the Company will no longer need to record dividends related to the Series B Convertible Preferred Stock.

        Due to its loss from operations, the Company had no significant provision for taxes for the second quarter of each of fiscal 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash, cash equivalents and short-term investments decreased by $32.1 million from $79.8 million on June 30, 2001 to $47.9 million as of December 31, 2001. The Company used approximately $31.4 million in cash from operating activities in the six months ended of December 31, 2001, which included a net loss of $33.6 million, offset by depreciation and amortization of $3.6 million, restructuring of $6.8 million and further offset by the decrease in changes in assets and liabilities of $8.2 million. The Company's primary investing activities included the proceeds of available-for-sale short-term investments of $8.8 million offset by the purchase of additional property and equipment of $2.0 million.

        At December 31, 2001, the Company's principal sources of liquidity included $47.9 million in cash, cash equivalents and short-term investments.

        The Company took a number of steps in the second quarter to reduce its operating expenditures and conserve cash. Based on its current operating plans, the Company believes that its existing cash, cash equivalents, and short-term investments, and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        HISTORICAL AND FUTURE LOSSES

        The Company incurred significant losses and may continue to incur future losses. We have incurred net losses of $39.0 million for the year ended June 30, 1999, $83.1 million for the year ended June 30, 2000 and $49.5 million for the year ended June 30, 2001. In addition, the Company, for the three-, and six-month periods ended December 31, 2001, incurred net losses of $19 million and $33.6 million, respectively.

-----------------------------
* See "Forward-Looking Statements" on page 13.

        COMPETITIVE MARKET

        The market for the Company's products is highly competitive. The Company experiences substantial competition, principally from Sun Microsystems, Network Appliance Corporation, EMC Corporation, Hewlett-Packard Company and SGI, among others. Some companies have introduced proprietary products to provide network attached storage. Most of the Company's competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its products are competitive, price competition in the markets for the Company's products is intense, and the Company's competitors have engaged, and may continue to engage, in price cutting to gain a competitive edge within the market for the Company's products.* The Company's efforts to maintain the competitiveness of its prices in such an environment has had and may continue to have an adverse effect on the Company's business, financial condition and results of operations. Any further material reduction in the price of the Company's products without corresponding decreases in manufacturing costs and increases in unit volume would negatively affect gross margins, which could in turn have a material adverse effect on the Company's business, financial condition and results of operations. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base of customers, including additional processors, memory and disk drives. Increased competition in the market for the Company's products resulting in lower product sales could also adversely impact the Company's upgrades sales. In addition, decisions by customers not to increase the capacity of their current systems could adversely impact the Company's revenues and results of operations. The Company's ability to maintain its competitive position will depend upon, among other factors, its success in anticipating industry trends, investing in product research and development, developing new products with improved price/performance characteristics and effectively managing the introduction of new products into targeted markets.

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

* See "Forward-Looking Statements" on page 13

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

        EXCESS OR OBSOLETE INVENTORY

        Managing the Company's inventory of components and finished products is a complex task. A number of factors, including, but not limited to, the need to maintain a significant inventory of certain components that are in short supply or that must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in the Company maintaining large amounts of inventory. Other factors, including changes in market demand and

-----------------------
* See "Forward-Looking Statements" on page 13.

technology, may cause inventory to become obsolete. Any excess or obsolete inventory could result in sales price reductions and/or inventory write-downs, which in turn could adversely affect the Company's business and results of operations.


        RISKS OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

        During the three-month periods ended December 31, 2001 and 2000, approximately 46% and 30%, respectively, and during the six-month periods ended December 31, 2001 and 2000, approximately, 46% and 38%, respectively, of the Company's total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business.* Nonetheless, there can be no assurance that the Company's Pacific Rim or European operations will continue to be successful.

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

---------------------
* See "Forward-Looking Statements" on page 13.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

        INTEREST RATE RISK

        There were no material changes during the second quarter of fiscal 2002 to the Company's exposure to market risk for changes in interest rates.

        FOREIGN CURRENCY EXCHANGE RISK

        There were no material changes during the second quarter of fiscal 2002 to the Company's foreign currency hedging programs.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In connection with the Annual Meeting of Stockholders of the Company held on November 15, 2001, the Company received proxies representing 34,343,577 shares of Common Stock or 75.54% of the total outstanding shares of Common Stock of the Company. The results of the voting with respect to the matters submitted to a vote of the security holders are as follows:

        1. The result of the vote to elect Karl C. Powell and John E. McNulty as Class I directors of the Company to serve for a two-year term is set forth below. In addition, each of Gary J. Sbona and Richard E. Chapman continued to serve as directors of the Company after the meeting.


                                                 CAST FOR             WITHHELD
                                                 ----------           --------
                  Karl C. Powell                 33,860,252           483,325
                  John E. McNulty                33,856,752           486,825


        2. The result of the vote to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending June 30, 2002.

               CAST FOR               CAST AGAINST             ABSTAIN
              ----------              ------------             -------
              34,253,294                 37,103                 53,180

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits

        The following exhibits are included in this Quarterly Report on Form 10-Q (numbered in Item 601 of Regulation S-K):

      EXHIBIT
       NUMBER                            DESCRIPTION
      -------                            -----------
        10.1    Second Amendment, dated November 20, 2001, to Retainer Agreement between Auspex Systems, Inc and Regent Pacific Management
                Corporation, dated as of February 15, 2000, as amended on
                October 17, 2000.

b. Reports on Form 8-K

        The Registrant filed a Current Report on Form 8-K, dated November 15, 2001, which reported under "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits."

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  February 13, 2002                        /s/     Peter R. Simpson
                                             -----------------------------------
                                                       Peter R. Simpson
                                                    Chief Financial Officer

                              AUSPEX SYSTEMS, INC.
                    EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

    EXHIBIT                                                                    SEQUENTIALLY
    NUMBER                            DESCRIPTION                              NUMBERED PAGE
    -------                           -----------                              -------------
     10.1        Second Amendment, dated November 20, 2001, to Retainer
                 Agreement between Auspex Systems, Inc and Regent Pacific
                 Management Corporation, dated as of February 15, 2000, as
                 amended on October 17, 2000.