Form 10-Q
period 2002-03-31
AUSPEX SYSTEMS INC
filed 2002-05-14
CIK 860749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-21432

AUSPEX SYSTEMS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OF INCORPORATION)	93-0963760 (I.R.S. EMPLOYER IDENTIFICATION NO.)

2800 SCOTT BOULEVARD SANTA CLARA, CA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	95050 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER: 408-566-2000

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  [X]          NO  [   ]

NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF MAY 3, 2002: 45,608,966.

FORM 10-Q
AUSPEX SYSTEMS, INC.

INDEX

		PAGE
		NUMBER

PART I	FINANCIAL INFORMATION	3
ITEM 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of March 31, 2002 and June 30, 2001	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended March 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6-12
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18
ITEM 3.	Qualitative and Quantitative Disclosures about Market Risks	18
PART II	OTHER INFORMATION	18
ITEM 6.	Exhibits and Reports on Form 8-K	18
SIGNATURES		19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AUSPEX SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

ASSETS

	MARCH 31,	JUNE 30,
	2002	2001

	(UNAUDITED)
Current Assets
Cash and cash equivalents	$6,112	$30,499
Short-term investments	32,794	49,294
Accounts receivable, net of allowances of $2,339 and $1,830, respectively	3,057	6,404
Inventories, net	2,106	2,667
Prepaid expenses and other	2,684	3,130

Total current assets	46,753	91,994
Property And Equipment, Net	9,834	12,942
Other Assets	131	123

Total assets	$56,718	$105,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,743	$8,685
Accrued liabilities	13,641	13,412
Deferred revenue	5,206	7,838

Total current liabilities	24,590	29,935
Long-Term Deferred revenue	172	279

Stockholders’ Equity	31,956	74,845

Total liabilities and stockholders’ equity	$56,718	$105,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUSPEX SYSTEMS, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended

	March 31,	March 31,	March 31,	March 31,
	2002	2001	2002	2001

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Product revenue	$2,184	$3,468	$8,975	$23,665
Service revenue	4,194	5,903	14,605	18,201

Total revenues	6,378	9,371	23,580	41,866

Cost of Revenues
Cost of product revenue	3,034	3,189	10,172	15,602
Cost of service revenue	3,302	5,126	12,499	14,829

Total cost of revenues	6,336	8,315	22,671	30,431

Gross margin	42	1,056	909	11,435

Operating Expenses
Selling, general and administrative	7,916	10,696	27,694	29,891
Engineering and development	3,405	5,580	11,989	14,487
Restructuring	—	—	6,837	—

Total operating expenses	11,321	16,276	46,520	44,378

Loss from operations	(11,279)	(15,220)	(45,611)	(32,943)
Other income, net	579	1,259	1,549	3,355

Loss before provision for income taxes	(10,700)	(13,961)	(44,062)	(29,588)
Provision for income taxes	69	165	319	720

Net loss	(10,769)	(14,126)	(44,381)	(30,308)

Accretion and dividends to preferred stockholders	—	—	—	5,174

Net loss available to common stockholders	$(10,769)	$(14,126)	$(44,381)	$(35,482)

Net loss per share
Basic and Diluted	$(0.24)	$(0.31)	$(0.98)	$(0.87)

Shares used in per share computations
Basic and Diluted	45,539	45,081	45,459	40,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUSPEX SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	NINE MONTHS ENDED

	MARCH 31,	MARCH 31,
	2002	2001

	(UNAUDITED)	(UNAUDITED)

Cash Flows from Operating Activities
Net loss	$(44,381)	$(30,308)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,061	5,403
Restructure Charges	6,837	—
Changes in assets and liabilities
Accounts receivable, net	3,347	(1,031)
Inventories	(1,177)	1,760
Prepaid expenses and other	446	2,222
Accounts payable	(2,942)	(1,219)
Accrued liabilities	(5,449)	260
Deferred revenue	(2,739)	1,127

Net cash used in operating activities	(40,997)	(21,786)

Cash Flows from Investing Activities
Purchases of available-for-sale short-term investments	—	(35,394)
Proceeds from sales/maturities of available-for-sale short-term investments	16,603	12,683
Purchases of property and equipment	(1,374)	(2,185)
Change in other assets	(8)	—

Net cash (used in) provided by investing activities	15,221	(24,896)

Cash Flows from Financing Activities
Proceeds from sale of common stock, net	1,493	88,232

Net cash provided by financing activities	1,493	88,232

Effect of exchange rate changes on cash	(104)	(167)

Net Increase (Decrease) in Cash and Cash Equivalents	(24,387)	41,383
Cash and Cash Equivalents, Beginning of Period	30,499	23,615

Cash and Cash Equivalents, End of Period	$6,112	$64,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUSPEX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

     The accompanying unaudited condensed, consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report to Stockholders of Auspex Systems, Inc. (“Auspex” or the “Company”) for fiscal 2001.

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed, consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position as of the dates and results of operations for the periods indicated.

     The Company’s fiscal quarters end on the Saturday of the thirteenth week of the quarter, which in the case of the third fiscal quarter of fiscal 2002, was March 30, 2002. For presentation purposes, the financial statements reflect the calendar month-end date, which in the case of the third fiscal quarter of fiscal 2002, was March 31, 2002.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. Additionally, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management makes its best effort to achieve its estimates, actual results could differ from these estimates.

     The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of results for the entire fiscal year ending June 30, 2002. (See “Factors That May Affect Future Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations).

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Substantially all cash equivalents consist of investments in certificates of deposits, money market deposits, commercial paper, auction rate securities, Repurchase Agreements and U.S. agency bonds with original maturities of three months or less. Substantially all short-term investments consist of certificates of deposits, commercial paper, corporate bonds and U.S. agency bonds.

3. NON-CASH INVESTING AND FINANCING ACTIVITIES

     Net inventory capitalized into property and equipment was $121,000 and $118,000 for the three months ended March 31, 2002 and 2001, respectively, and $930,000 and $749,000 for the nine months then ended, respectively. During the nine-month period ended March 31, 2002, the Company retired $14.9 million in property and equipment. During the nine months ended March 31, 2001, the Company retired $8.4 million in property and equipment.

     During the nine-month period ended March 31, 2001, the Company recorded $5,174,000 in accretion and dividends to holders of the Series B Convertible Preferred Stock as a result of the 7% dividend, the 8% conversion discount and the warrants. The Company’s outstanding Series B Preferred Stock has been converted into 3,394,781 shares of common stock, effective September 15, 2000, in accordance with the terms and conditions of the Series B Preferred Stock and related agreements, dated January 18, 2000. The Company now has no outstanding preferred stock.

4. REVENUE RECOGNITION

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in its fourth quarter of fiscal 2001 and concluded that the Company’s revenue recognition policies were in compliance with SAB 101 and that there was no cumulative effect from adoption.

Product Revenue

     The Company generally recognizes revenue on system sales to end users upon shipment. Revenues from upgrade sales are generally recognized at the time the equipment is shipped. Provisions for product sales returns and allowances are recorded in the same period as the related revenue.

     The Company sells its products to end users through its direct sales force, as well as through distributors and resellers. Typically, the Company’s arrangements with distributors contain provisions for price protection and stock rotation allowances. The Company recognizes revenue on sales to distributors in accordance with the provisions set forth by Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” provided that the requirements of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” have also been met. In accordance with SFAS No. 48, the Company recognizes revenue upon shipment to distributors provided that a) the price is substantially fixed and determinable at the time of sale; b) the distributor’s obligation to pay the Company is not contingent upon resale of the products; c) title and risk of loss passes to the distributor at time of shipment; d) distributor has economic substance apart from that provided by the Company; e) the Company has no significant obligation to the distributor to bring about resale of the products; and f) future returns can be reasonably estimated.

     The Company records a provision for returns and adjustments based on anticipated adjustments or returns from distributors. Revenue recognized is recorded net of this provision.

     The Company applies the provisions of SOP No. 97-2, as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Accordingly, revenue from product sales is recognized upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the fee is fixed and determinable and collectibility is deemed probable. The Company’s typical sales contracts do not include customer acceptance clauses; however, if uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved.

     When contracts contain multiple elements wherein vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the undelivered elements in accordance with the “Separate Element Method” prescribed by SOP No. 98-9. Post customer support (“PCS”) services to date have consisted of fees for providing periodic minor software maintenance releases and technical support for the Company’s products. For undelivered PCS, vendor-specific objective evidence is determined by reference to the price of the PCS customers are required to pay when the PCS is sold separately. PCS revenue is initially recorded as deferred revenue and revenue is recognized ratably over the term of the relevant agreement.

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

     Installation services typically include pre-installation planning, pre-installation site survey, physical installation of the systems, and basic system implementation. Almost all system sales to end users includes these basic installation services but historically there are no installation services provided on sales to distributors (the distributor performs the installation services). The basic installation services do not in any way change the functionality of the systems at the customer site. The Company’s sales cycle is typically several months, and during that time the Company’s sales and service professionals participate in extensive pre-sales activities to identify and define specific customer requirements and configurations. As such, the Company believes that, once configured and tested at the Company’s factory, the Company’s systems and software conform to customer specifications prior to delivery at the customer’s site. Since installation services do not typically require significant customization or modification at the customer’s site, the Company does not consider installation services to be a significant obligation at the time of shipment of the systems.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED

	MARCH 31,	MARCH 31,	MARCH 31,	MARCH 31,
	2002	2001	2002	2001

Net loss	$(10,769)	$(14,126)	$(44,381)	$(30,308)

Basic Net Loss Per Share
Net loss available to common stockholders	$(10,769)	$(14,126)	$(44,381)	$(35,482)
Weighted average common shares outstanding	45,539	45,081	45,459	40,770

Basic Net Loss per share	$(0.24)	$(0.31)	$(0.98)	$(0.87)

Diluted Net Loss Per Share
Net loss available to common stockholders	$(10,769)	$(14,126)	$(44,381)	$(35,482)

Weighted average common shares outstanding	45,539	45,081	45,459	40,770
Dilutive potential common shares from stock options	—	—	—	—

Weighted average common shares and dilutive Potential common shares	45,539	45,081	45,459	40,770

Diluted net loss per share	$(0.24)	$(0.31)	$(0.98)	$(0.87)

     All weighted average stock options and warrants outstanding during the three months ended March 31, 2002 and 2001 of 11,591,982 and 12,518,519 shares, respectively, were excluded from the computation of diluted net loss per share because the effect of including them would have been anti-dilutive due to the net loss available to common stockholders. All weighted average stock options and warrants outstanding during the nine months ended March 31, 2002 and 2001 of 13,087,418 and 6,683,453 shares, respectively, were excluded from the computation of diluted net loss per share because the effect of including them would have been anti-dilutive due to the net loss available to common stockholders.

6. INVENTORIES, NET

     Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

	MARCH 31,	JUNE 30,
	2002	2001

Purchased materials	$951	$442
Systems in process	1,092	2,193
Finished goods	63	32

Total inventories, net	$2,106	$2,667

     Inventories contained components and assemblies in excess of the Company’s current estimated requirements and were fully reserved at March 31, 2002 and June 30, 2001.

     Certain of the Company’s products contain critical components supplied by a single or limited number of third parties. The Company has an inventory of these critical components so as to ensure an available supply of products for its customers. Any significant shortage of these components or the failure of the third-party suppliers to maintain or enhance these components could materially adversely affect the Company’s consolidated results of operations. (See “Factors That May Affect Future Results—Dependence on Certain Suppliers”).

7. COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” established standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. The Company’s comprehensive loss includes unrealized holding gains (losses) on available-for-sale securities and foreign currency translation adjustments. The following table sets forth the components of other comprehensive income (loss) net of income tax (in thousands):

	THREE MONTHS ENDED,		NINE MONTHS ENDED,

	MARCH 31,	MARCH 31,	MARCH 31,	MARCH 31,
	2002	2001	2002	2001

Net loss	$(10,769)	$(14,126)	$(44,381)	$(30,308)
Other comprehensive income (loss):
Unrealized holding gains(losses) on available-for-sale securities	(263)	54	103	79
Foreign currency translation adjustments	37	(96)	(105)	(167)

Comprehensive loss	$(10,995)	$(14,168)	$(44,383)	$(30,396)

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

     Revenues consisted of the following for the three and nine months ended (in thousands) and long-lived assets by geography (net of accumulated depreciation) as of (in thousands):

	Three Months Ended		Nine Months Ended		MARCH 31,	JUNE 30,
					2002	2001
	MARCH 31,	MARCH 31,	MARCH 31,	MARCH 31,
	2002	2001	2002	2001	LONG LIVED	LONG LIVED
	REVENUE	REVENUE	REVENUE	REVENUE	ASSETS	ASSETS

North America	$4,110	$5,260	$13,446	$25,413	$9,195	$12,020
Europe	936	1,653	6,043	7,155	333	514
Pacific Rim	1,332	2,458	4,091	9,298	306	408

Total	$6,378	$9,371	$23,580	$41,866	$9,834	$12,942

     One customer accounted for more than 14% of total revenues during the three months ended March 31, 2002. One customer accounted for 19% of total revenues during the three months ended March 31, 2001. One customer accounted for 12% of revenues during the nine months ended March 31, 2002. Two customers separately accounted for 16% and 10%, respectively, of total revenues during the nine months ended March 31, 2001.

9. NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement states that companies should recognize the asset retirement cost, at their fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect SFAS No. 143 will have on its consolidated financial position, results of operations, or cash flows.

     In August 2001, the FASB issued SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. This Statement will be effective for fiscal years beginning after December 15, 2001. Auspex has not yet determined the effect SFAS No. 144 will have on its consolidated financial position, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and it requires business combinations in the scope of this Statement to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this Statement did not have a material effect of the Company’s consolidated financial position, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be assessed for impairment each year using the fair-value-based test. This Statement becomes effective for all fiscal years beginning after December 15, 2001, which would be for the year ended June 30, 2003 for the Company. The Company currently has no goodwill or intangible assets recorded on its consolidated balance sheet, and accordingly, the adoption of SFAS No. 142 will not have any effect on its consolidated financial position, results of operations, or cash flows.

10. RESTRUCTURING COSTS

     In the three months ended December 31, 2001, the Company recorded restructuring charges totaling $6.8 million which consisted of $2.9 million for severance and termination benefits, $2.7 million for payments under non-cancelable operating leases for abandoned facilities and excess equipment and assets and $1.2 million for write-offs relating to the disposal of excess equipment and other assets. These charges reflect steps the Company took to enhance the long-term health of the Company, streamline operations and reduce overall costs. Prior to the current restructuring, expenses exceeded revenues, thereby generating excess cash flow deficits and operating losses. As a result, the Company’s cash flow projections indicated that the Company would have exhausted its operating cash within one year. Therefore the Company decided to restructure in the following manner:

•	The Company terminated 150 employees, comprised of 77 employees from general administration and operations, 56 employees from sales and marketing, and 17 employees from engineering.

•	The Company consolidated and closed various sales and service field offices worldwide.

•	The Company disposed of idled assets and terminated or accrued for operating leases for excess assets or facilities.

     The Company substantially completed the employee severance and benefits portion of the restructuring by January 2002. The principal cash requirements for the restructuring consist of payments relating to the termination of leases and severance packages for terminated employees. The remaining cash requirements relating to the restructuring for fiscal year 2002, 2003, 2004, 2005, and 2006 are expected to be $322,000, $964,000, $503,000, $324,000 and $42,000, respectively.

     The restructuring activities did not disrupt operations significantly during the three months ended March 31, 2002. The Company expects the restructuring to reduce its operating expenses by approximately $24 million per year. The Company began to realize these savings during January 2002.

     In the three months ended March 31, 2000, the Company recorded restructuring charges totaling $17.6 million which consisted of $3.8 million for severance and termination benefits and $13.8 million for write-offs relating to the retirement of excess equipment and other assets. These charges reflect steps the Company took to strengthen its competitiveness in the growing Network Attached Storage market, streamline operations and reduce overall costs. Prior to the restructuring, expenses exceeded revenues, thereby generating excess cash flow deficits and operating losses. As a result, the Company’s cash flow projections indicated that the Company would have had exhausted its operating cash within one year. Therefore the Company decided to restructure in the following manner:

•	The Company terminated 169 employees, comprised of 62 employees from general administration and operations, 55 employees from sales and marketing, and 52 employees from engineering.

•	The Company consolidated its Santa Clara headquarters, which had previously consisted of three buildings into one building.

•	The Company retired idled assets and operational leases.

     The Company substantially completed the restructuring by May 2000. The principal cash requirements for the restructuring consist of payments relating to the termination of leases and severance packages for terminated employees. The cash requirements relating to the restructuring for fiscal year 2002, 2003, and 2004 are expected to be $252,000 and $342,000, and $21,000, respectively.

     The restructuring activities disrupted operations to a significant degree during the fiscal quarter ended March 31, 2001. Due to the considerable time and manpower required to plan and execute the restructuring, employees were forced to divert a substantial amount of their attention from their normal duties. However, the Company expected the restructuring to reduce its operating expenses by approximately $40 million per year. The Company began to realize these savings during the fourth fiscal quarter of 2001. These savings were fully realized during fiscal year 2002 and the Company continues to fully realize the $40 million savings during fiscal year 2002.

     The reduction of headcount and consolidation of facilities resulting from the restructuring generated many idle assets. These idle assets were either owned or were subject to an operating lease. The impaired assets were leasehold improvements on the facilities vacated, excess office furniture and excess computer hardware associated with the reduced headcount and facilities.

     The following table summarizes the Company’s restructuring activity for the three-month period ended March 31, 2002 (in thousands):

	SEVERANCE	EXCESS EQUIPMENT
	AND BENEFITS	AND OTHER ASSETS	TOTAL

Reserve balances, December 31, 2001	$758	$3,497	$4,255
Restructuring Charges	—	—	—
Non-Cash Charges	—	—	—
Cash charges	(537)	(948)	(1,485)

Reserve balances, March 31, 2002	$221	$2,549	$2,770

11. PREFERRED STOCK

     On January 18, 2000, the Company sold $25 million of its Series B Convertible Preferred Stock to four institutional investors in a private placement. The Series B Convertible Preferred Stock was non-voting, carried a 7% per annum cumulative dividend, payable in cash or Common Stock, and was convertible into the Company’s Common Stock at an 8% discount. In connection with the sale, the Company issued four-year warrants to purchase an aggregate of 1,605,136 shares of the Company’s Common Stock at a price of $8.5663 per share. The Series B Preferred Stock was converted into 3,394,781 shares of Common Stock, effective September 15, 2000, in accordance with it’s terms. As a result of the conversion of all shares of Preferred Stock, during the three-month period ended December 31, 2000, the Company recorded $5,174,000 in accretion and dividends to holders of the Series B Preferred Stock due to the 7% dividend, the 8% conversion discount and the warrants.

     The components of the $5,174,000 charge taken are as follows: $216,000 for Common Stock issued as Preferred Stock dividends, $3,331,000 for the fair market value of the warrants issued based on the Black-Scholes model, and $1,627,000 for the charge relating to the beneficial conversion feature.

12. COMMON STOCK — PRIVATE PLACEMENT

     On September 25, 2000, the Company completed a private placement of 11,320,953 shares of Common Stock at a price of $7.9625 per share, resulting in net proceeds of $85.5 million. The participants in this private placement include both existing and new shareholders.

13. LINE OF CREDIT

     In March 2001, the Company entered into a revolving line of credit agreement with a bank under which it can borrow up to $15,000,000. This agreement replaced the line of credit agreement entered into on December 1999. The line of credit bears interest either at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by the bank to be a rate of 1.5 percentage points above the LIBOR rate in effect on the first day of the applicable term. The line of credit expires on March 31, 2003. At March 31, 2002 there were no borrowings outstanding under the line of credit agreement. As of March 31, 2002, there were commitments against the line of credit for letters of credit totaling approximately $688,000. The line of credit is secured by the Company’s cash investments with the aforementioned bank.

FORWARD-LOOKING STATEMENTS

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS “INTENDED,” “EXPECTS,” “ANTICIPATES” AND “IS (OR ARE) EXPECTED (OR ANTICIPATED).” THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE IDENTIFIED BELOW WITH AN ASTERISK (*) SYMBOL. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF AUSPEX SYSTEMS, INC. (“AUSPEX” OR THE “COMPANY”) SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-Q, INCLUDING THOSE SET FORTH UNDER THE CAPTION “FACTORS THAT MAY AFFECT FUTURE RESULTS”. AUSPEX DOES NOT UNDERTAKE TO UPDATE ANY OF SUCH FORWARD-LOOKING STATEMENTS.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Total revenues for the third quarter of fiscal 2002 were $6.4 million, a decrease of 32% compared to total revenues of $9.4 million in the third quarter of fiscal 2001.

     Product revenue for the third quarter of fiscal 2002 was $2.2 million, or 34% of total revenues, compared to $3.5 million, or 37% of total revenues, in the third quarter of fiscal 2001. Revenues from system sales accounted for 20% of total revenues during the third quarter of fiscal 2002 and 18% for the third quarter of fiscal 2001, while revenues from upgrades, add-on options and software license agreements comprised 14% of total revenues during the third quarter of fiscal 2002 and 19% during the third quarter of fiscal 2001. Service revenue for the third quarter of fiscal 2002 was $4.2 million, or 66% of total revenues, compared to 63% in the third quarter of fiscal 2001. Geographically, North America accounted for 64% of total revenues in the third quarter of fiscal 2002 and 56% of total revenues in the third quarter of 2001; the Pacific Rim accounted for 21% and 26% of total revenues in the third quarters of fiscal 2002 and 2001, respectively; and Europe accounted for 15% and 18% of total revenues in the third quarters of fiscal 2002 and 2001, respectively. Due to competitive pressures, the average selling price for the Company’s products has declined, thereby further reducing revenues.

     Gross margin was 1% of revenues in the third quarter of fiscal 2002 compared with 11% in the third quarter of fiscal 2001. For the nine months ended March 31, 2002 and 2001, gross margin was 4% and 27%, respectively. Product gross margin decreased to (39% ) in the third quarter of fiscal year 2002 from 8% in the third quarter of fiscal year 2001. For the nine months ended March 31, 2002 and 2001, gross margin was (13%) and 34%, respectively. The negative product gross margin was primarily due to the reduced volume of systems shipped, which resulted in underutilized capacity and under-absorption of manufacturing overhead. Also, the sales of NS2000 systems at heavily discounted prices resulted in lowered margins for the third quarter of fiscal 2002. These discounted prices resulted from a conscious effort by the Company to reduce its excess inventory for this product line, which is at the end of its product life.

     Service gross margin was 21% in the third quarter of fiscal year 2002 as compared to 13% in the third quarter of fiscal year 2001. For the nine months ended March 31, 2002 and 2001, service gross margin was 14% and 19%, respectively. The increase in service gross margin, in the three-month periods ended March 31, 2002, was a result of cost reductions due to the restructuring taken in the second quarter. The decrease in service gross margin, in the nine-month period ended March 31, 2002, was a result of a reduction in service revenues.

     Due to significant competitive pressures, rapid technological changes in our market and general economic slowdown, the Company can not predict with any certainty that the Company’s future revenues or margins will improve in the future.

     Selling, general and administrative expenses during the third quarters of fiscal 2002 and fiscal 2001 totaled $7.9 million and $10.7 million, respectively, representing a decrease of 26%, and constituted 124% and 114% of total revenues, respectively. For the first nine months ended March 31, 2002 and 2001, selling, general and administrative expenses totaled $27.7 million and $29.9 million, respectively, and constituted 117% and 71% of revenues, respectively. The decrease of $2.8 million from the third quarter of fiscal 2001 to the third quarter of fiscal 2002 can be attributed to the reduction of headcount versus the prior period. The increase in selling, general and administrative expenses as a percentage of revenues resulted primarily from decreased revenue in comparison with the previous three- and nine-month periods ended March 31, 2001.

     Engineering and development expenses during the third quarters of fiscal 2002 and fiscal 2001 were $3.4 million and $5.6 million, respectively, representing a decrease of 39%, year over year, and comprised 53% and 60%, respectively, of total revenues. For the nine months ended March 31, 2002 and 2001, engineering and development expenses totaled $12 million and $14.5 million, respectively, and constituted 51% and 35% of revenues, respectively. The decrease in engineering and development expenses from the third fiscal quarter of 2001 to the third fiscal quarter of 2002 is due to a reduction in headcount from the third fiscal quarter of 2001 and the resulting restructuring charges. The increase in engineering and development expenses as a percentage of revenues resulted primarily from decreased revenue in comparison with the previous three-and nine-month periods ended March 31, 2001.

     Loss from operations for the third quarter of fiscal 2002 was $11.3 million, compared with $15.2 million in the third quarter of fiscal 2001.

     For the three months ended March 31, 2002 and 2001, other income was $579,000 and $1.3 million, respectively, and for the nine months ended March 31, 2002 and 2001, other income was $1.5 million and $3.4 million, respectively. The primary reason for the decrease in the year over year comparisons, for both the three and nine months periods ended, was the decrease in interest income, which is a result of the combined effect of reduced cash balances and the reduction of interest rates.

     During the quarter ended December 31, 2000, the Company recorded $5,174,000 in accretion and dividends to holders of the Company’s Series B Convertible Preferred Stock as a result of a 7% dividend, an 8% conversion discount and the warrants issued in connection therewith. During fiscal 2002, all shares of Series B Convertible Preferred Stock were converted into Common Stock. Therefore, the Company will no longer need to record dividends related to the Series B Convertible Preferred Stock.

     Due to its loss from operations, the Company had no significant provision for taxes for the third quarter of each of fiscal 2002 and 2001.

CRITICAL ACCOUNTING POLICIES, JUDGEMENTS AND ESTIMATES

The preparation of financial statements requires the Company, Inc to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements. Material differences may result in the amount and timing of revenue and expenses if different judgements or different estimates were utilized. See, Note 2, of Notes to Consolidated Financial Statements in our Annual Report on form 10K filed on September 28, 2002 for details of the Company’s accounting policies. Critical accounting policies, judgments and estimates which we believe have the most impact on the Company’s financial statements are:

•	Revenue Recognition

•	Allowances for Doubtful Accounts, Returns, Price Protection, and Stock Rotation

•	Inventory Valuation

•	Long Lived Assets

•	Restructuring Costs

•	Accounting for Income Taxes

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable and collectibility is reasonably assured. The Company generally recognizes revenue on system and upgrade sales on shipment. Service revenue includes installation, maintenance and training, and is recognized ratably over the contract period or as the services are provided. Please see, Note 4 “Revenue Recognition”, of the Notes to Consolidated Financial Statements in Item 1, “Financial Statements” for a more detailed discussion of our revenue recognition policies.

ALLOWANCES FOR DOUBTFUL ACCOUNTS, RETURNS, PRICE PROTECTION, AND STOCK ROTATION

     We establish allowances for doubtful accounts, returns, price protection and stock rotation. We specifically identified doubtful accounts, returns, and customers with price protection and stock rotation based on credit profiles of our customers, current economic trends, contractual terms and conditions, historical payment, return and discount experience, and the age of past due receivables. Revenue recognized is recorded net of these allowances.

INVENTORY VALUATION

Our inventories are stated at the lower of cost (first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other lower of cost or market considerations. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required.

LONG LIVED ASSETS

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying amount to the projected discounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. Please see Note 10, “Restructuring” of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements” for discussion of our adjustments to the carrying value of property, plant and equipment associated with our fiscal 2002 restructuring activities.

RESTRUCTURING COSTS

The Company records restructuring costs when the Company commits to an exit plan and significant changes to the exit plan are likely. As a result of the restructuring plan implemented in the second fiscal quarter of fiscal 2002 the company recorded $2.9 million related to severance and other costs and $2.7 million for payments under non-cancelable operating leases for abandoned facilities and excess equipment and assets and $1.2 million for write-offs relating to the disposal of excess equipment and other assets. The Company estimated no sublease income from these abandoned facilities and assets due to the current economic climate. See Note 10, “Restructuring” of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements” for a more detailed discussion of fiscal 2002 restructuring activities.

ACCOUNTING FOR INCOME TAXES

We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This involves estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Based on our judgement that the likelihood that our deferred tax assets will be recovered from future taxable income is not assured, we have established a valuation allowance equal to 100% of our deferred tax assets

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s cash, cash equivalents and short-term investments decreased by $40.9 million from $79.8 million on June 30, 2001 to $38.9 million as of March 31, 2002. The Company used approximately $41 million in cash from operating activities in the nine months ended of March 31, 2002, which included a net loss of $44.4 million, offset by depreciation and amortization of $5.1 million, restructuring charges of $6.8 million, and further offset by the decrease in changes in assets and liabilities of $8.5 million. The Company’s primary investing activities included the proceeds of available-for-sale short-term investments of $16.6 million offset by the purchase of additional property and equipment of $1.4 million.

     At March 31, 2002, the Company’s principal sources of liquidity included $38.9 million in cash, cash equivalents and short-term investments and a $15 million line of credit.

     The Company took a number of steps in the second fiscal quarter to reduce its operating expenditures and conserve cash. Based on its current operating plans, the Company believes that its existing cash, cash equivalents, and short-term investments will be sufficient to meet its working capital and capital expenditure requirements through the next twelve months.* However, our future capital needs will be highly dependent on the demand for our products and our ability to control expenses. Thus, any projection of future cash needs and cash flows are subject to substantial uncertainty. The Company could be required, or could elect, to seek to raise additional capital. Additional, capital may not be available or may only be available on terms that would not be favorable to the Company. Any

*  See “Forward-Looking Statements” on page 13

additional issuance of equity or equity-related securities would likely be dilutive to the Company’s stockholders. Additionally, although there are no plans at this time, the Company may engage in additional cost reduction measures the could affect its ability to compete in the markets it serves.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     HISTORICAL AND FUTURE LOSSES

     The Company incurred significant losses and may continue to incur future losses. We have incurred net losses of $39.0 million for the year ended June 30, 1999, $83.1 million for the year ended June 30, 2000 and $49.5 million for the year ended June 30, 2001. In addition, the Company, for the three-and nine-month periods ended March 31, 2002, incurred net losses of $10.8 million and $44.4 million, respectively. We cannot provide any assurance that we will not continue to incur significant losses in the future.

     COMPETITIVE MARKET

     The market for the Company’s products is highly competitive. The Company experiences substantial competition, principally from Sun Microsystems, Network Appliance Corporation, EMC Corporation, Hewlett-Packard Company and SGI, among others. Some companies have introduced proprietary products to provide network attached storage. Most of the Company’s competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its products are competitive, price competition in the markets for the Company’s products is intense, and the Company’s competitors have engaged, and may continue to engage, in price cutting to gain a competitive edge within the market for the Company’s products.* The Company’s efforts to maintain the competitiveness of its prices in such an environment has had and may continue to have an adverse effect on the Company’s business, financial condition and results of operations. Any further material reduction in the price of the Company’s products without corresponding decreases in manufacturing costs and increases in unit volume would negatively affect gross margins, which could in turn have a material adverse effect on the Company’s business, financial condition and results of operations. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base of customers, including additional processors, memory and disk drives. Increased competition in the market for the Company’s products resulting in lower product sales could also adversely impact the Company’s upgrades sales. In addition, decisions by customers not to increase the capacity of their current systems could adversely impact the Company’s revenues and results of operations. The Company’s ability to maintain its competitive position will depend upon, among other factors, its success in anticipating industry trends, investing in product research and development, developing new products with improved price/performance characteristics and effectively managing the introduction of new products into targeted markets.

     ECONOMIC DOWNTURNS

     The Company is subject to the cyclical nature of the economy, both domestic and international. The current downturn or any future downturns may reduce the Company’s revenues. Purchases of the Company’s products are highly dependent on the capital spending needs of the Company’s customers, which are historically minimal during an economic downturn. The economy is highly cyclical and can be characterized by such things as constant and rapid technological change, product obsolescence, price erosion, evolving standards, and fluctuations in product demand. These downturns have been characterized by diminished product demand, production over capacity, higher inventory levels and accelerated erosion of average selling prices. The Company expects continued weakness in the economy and the markets for the Company’s products for the foreseeable future.* The current slowdown and any future downturns may reduce the Company’s revenue and harm the Company’s results of operations.

     The terrorist attacks on September 11, 2001 in the United States have exacerbated the current economic downturn. Decreased consumer confidence resulting in less travel and fewer purchases by the American consumer may adversely affect the capital spending needs of the Company’s current and potential customers. The possible escalation of military alternatives as a result of the aforementioned attacks may also exacerbate or prolong the current economic downturn. The Company has no clear indication of the length or scope of the current economic downturn.

*	See “Forward-Looking Statements” on page 13.

     POTENTIAL SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS

     The Company’s operating results may fluctuate significantly from quarter to quarter due to a combination of factors. These factors include the timing of orders and shipments, the timing of new product introductions by the Company or its competitors, the mix of distribution channels through which the Company’s products are sold, and the Company’s ability to align its expense levels with changing revenue levels. The Company generally realizes higher gross margins on sales of systems to end users and on single-system sales than on systems sold through distributors and OEMs and on multiple-system sales. In addition, given the Company’s focus on highly configured enterprise class systems, the loss or delay in a given quarter of a relatively limited number of system sales could adversely affect the Company’s revenues and net loss.

     Historically, the Company often has recognized a substantial portion of its revenues in the last month of any given quarter. Because the Company’s operating expenses are based on anticipated revenue levels and because a high percentage of the Company’s expenses are relatively fixed, a small variation in the timing of the recognition of revenues could cause significant variations in operating results from quarter to quarter.

     COMPETITION FOR KEY EMPLOYEES

     Competition for employees with technical, management and other skills is intense in the computer industry and is particularly intense in the San Francisco Bay Area. There can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future. The Company’s failure to retain the services of key personnel or to attract additional qualified employees could have a material adverse effect on the Company’s business, financial condition and results of operations.

     SOFTWARE PRODUCT RISKS

     The Company markets software products in addition to its line of network file servers. These software products include: NeTservices™, DriveGuard™, FastBackup™, ServerGuard™, ServerGuard Global™, DataGuard™, Turbocopy, and TurbocopyReplicator. The Company also expects to release enhancements and new features for these products from time to time.* Although the Company performs extensive testing prior to releasing software products, such products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments, any of which could result in a material adverse effect on the Company’s business, financial condition and results of operations.

     NEW PRODUCTS

     The Company’s strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis in order to remain competitive. However, new product introductions by the Company or its competitors carry the risk that customers could delay or cancel orders for existing products pending shipment of the new products. The Company, during the first fiscal quarter of fiscal 2002, was in the process of transitioning between the old NS2000 product to the new NS3000 product, but experienced delays in introducing those new products into the market within the timeframe originally intended by Company. Such delays have had an adverse effect on the Company’s business, financial condition and results of operations for such quarter. There can be no assurance that the Company will not continue to experience difficulties, or experience difficulties in the future, that delay or prevent the successful development, introduction or marketing of new products and enhancements. In addition, certain of the Company’s newly introduced products, including the Company’s NS3000 product, and enhancements for those products, have achieved lower than expected market acceptance. As a result, those products have generated lower than expected sales, resulting in an adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that these new products, products introduced by the Company in the future, or enhancements for any of these products will adequately address market requirements, achieve market acceptance or generate substantial sales. Additionally, delays in the launch of new products could have a material adverse effect on the Company’s business, financial condition and results of operations.

     DEPENDENCE ON ESTABLISHED STANDARDS

*	See “Forward-Looking Statements” on page 13.

     The rapid emergence of new or alternate standards such as Linux, which replace or diminish the market acceptance of UNIX operating systems, Network File System (NFS) or Windows NT, on which the Company’s products are currently based, could materially and adversely affect the Company’s results of operations unless the Company is able to incorporate any such standards into the Company’s products in a timely manner.

     DEPENDENCE ON CERTAIN SUPPLIERS

     Certain of the Company’s products contain critical components supplied by a single or limited number of third parties. While the Company has an inventory of these critical components, any significant or prolonged shortage of these components or the failure of the third-party suppliers to maintain or enhance these components could materially and adversely affect the Company’s results of operations.

     EXCESS OR OBSOLETE INVENTORY

     Managing the Company’s inventory of components and finished products is a complex task. A number of factors, including, but not limited to, the need to maintain a significant inventory of certain components that are in short supply or that must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in the Company maintaining large amounts of inventory. Other factors, including changes in market demand and technology, may cause inventory to become obsolete. Any excess or obsolete inventory could result in sales price reductions and/or inventory write-downs, which in turn could adversely affect the Company’s business and results of operations.

     RISKS OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

     During the three-month periods ended March 31, 2002 and 2001, approximately 36% and 44%, respectively, and during the nine-month periods ended March 31, 2002 and 2001, approximately, 43% and 39%, respectively, of the Company’s total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business.* Nonetheless, there can be no assurance that the Company’s Pacific Rim or European operations will continue to be successful.

     The Company’s international business may be affected by changes in demand resulting from localized economic and market conditions. In addition, the Company’s international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. Continued increases in the value of the U.S. dollar relative to foreign currencies will make the Company’s products sold internationally less price competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. The Company’s international business may further be affected by risks such as trade restrictions, increase in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of whom are entitled to carry products of the Company’s competitors. There can be no assurance that any of the foregoing risks or issues will not have a material adverse effect on the Company’s business, financial condition and results of operations.

     STOCK MARKET FLUCTUATIONS

     In recent years, the stock market in general and the market for technology stocks in particular, including the Company’s Common Stock, have experienced extreme price fluctuations. The market price of the Company’s Common Stock may be significantly affected by various factors such as quarterly variations in the Company’s operating results, changes in revenue growth rates for the Company

*	See “Forward-Looking Statements” on page 13.

as a whole or for specific geographic areas or products, changes in earning estimates by market analysts, the announcements of new products or product enhancements by the Company or its competitors, speculation in the press or analyst community, and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of the Company’s Common Stock will not continue to experience significant fluctuations in the future.

     INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company currently relies on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to protect its proprietary rights in its hardware and software products. The Company currently holds fifteen United States patents and has filed applications for additional patents. The Company also has filed applications for counterpart patents in foreign countries, including Japan. There can be no assurance that the Company’s present or future competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology. Further, there can be no assurance that the Company’s patent applications will result in issued patents, or that the Company’s issued patents will be upheld if challenged. Additionally, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company in the future with respect to current or future projects or that any such assertions may not require the Company to refrain from the sale of its products, enter into royalty arrangements or undertake costly litigation.

     The Company’s adherence to industry standards with respect to its products limits the Company’s opportunities to provide proprietary features, which may be protected. In addition, the laws of various countries in which the Company’s products may be sold may not protect the Company’s products and intellectual property rights to the same extent as the laws of the United States.

     CALIFORNIA’S ENERGY CRISIS

     In the event of an acute power shortage, California has, on some occasions, implemented, and may in the future continue to implement, rolling blackouts throughout California. The Company has emergency back-up generators which keep its business systems in operation but the Company does not have sufficient back-up generating capacity or alternate sources of power to keep its headquarters in full operation in the event of a blackout. If blackouts interrupt the Company’s power supply, it would be temporarily unable to continue full operations at its headquarters. Any such interruption could damage the Company’s reputation, harm its ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm the Company’s business and results of operations.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

     INTEREST RATE RISK

     There were no material changes during the third quarter of fiscal 2002 to the Company’s exposure to market risk for changes in interest rates.

     FOREIGN CURRENCY EXCHANGE RISK

     There were no material changes during the third quarter of fiscal 2002 to the Company’s foreign currency hedging programs.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

b. Reports on Form 8-K

     The Registrant did not file a Current Report on Form 8-K during the fiscal quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002	/s/ Peter R. Simpson Peter R. Simpson Chief Financial Officer