Form 10-K
period 2002-06-30
AUSPEX SYSTEMS INC
filed 2002-09-27
CIK 860749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number: 0-21432

AUSPEX SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0963760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Scott Boulevard

Santa Clara, California 95050
(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 566-2000

Web Site (www.auspex.com)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Preferred Share Purchase Rights

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐

      As of September 13, 2002, 45,854,703 shares of Common Stock of Registrant were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock on September 13, 2002 of $0.44 per share) was approximately $13,352,999.

DOCUMENTS INCORPORATED BY REFERENCE

      Part II and Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on November 14, 2002.

PART I
Item 1. Business
The Company
Markets and Customers
Products
Technology
Distribution
Customer Service and Support
Manufacturing
Engineering and Development
Competition
Intellectual Property and Licenses
Employees
Executive Officers of the Company
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Revenues
Gross Margin
Operating Expenses
Other Income, Net
Provision for Income Taxes
Quarterly Results of Operations
Critical Accounting Policies, Judgments and Estimates
Liquidity and Capital Resources
Factors That May Affect Future Results
Item 7A. Quantitative and Qualitative Disclosure About Market Risks
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
1. Financial Statements
2. Financial Statement Schedules
(b) Reports on Form 8-K:
SIGNATURES
POWER OF ATTORNEY
SEC FORM OF SECTION 302 CERTIFICATION FOR REPORTS ON FORM 10-K
SEC FORM OF SECTION 302 CERTIFICATION FOR REPORTS ON FORM 10-K
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
EXHIBIT INDEX
EXHIBIT 10.47
EXHIBIT 21.1
EXHIBIT 23.1

INTRODUCTORY STATEMENT

      References made in this Annual Report on Form 10-K to “Auspex,” the “Company,” or the “Registrant” refer to Auspex Systems, Inc. and its wholly owned subsidiaries. AUSPEX, the Auspex logo design, DataGuard, DriveGuard, FMK, FMP, Functional Multi-Processing, Functional Multi-Processing Kernel, Functional Multi-Processor, Functional Multiprocessor NS5000 and ServerGuard are registered trademarks of the Company. Auspex 4Front, Auspex Control Points, All the Data All the Time, How Information Gets Delivered, Don’t Just Store Data Use it, One World, ClusterGuard, Continuous Data Access, Data Xcelerator Engines, DataXpress, DataXpress kernel, FastFlo File System, NetOS, NetServer, NeTservices, Playground, ServerGuard Global, Server Guard V, Thrive Carefully, TurboCopy, Web-Attached Storage logos and XceleRAID, CogniStor, SAN Mutipath Controller Failover, NSc3000, Network StorageController, and Command Station are trademarks of the Company.

FORWARD-LOOKING STATEMENTS

      THIS DOCUMENT CONTAINS STATEMENTS THAT ARE NOT HISTORICAL FACTS BUT ARE FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL DEVELOPMENTS, NEW PRODUCTS, ENGINEERING AND DEVELOPMENT ACTIVITIES AND SIMILAR MATTERS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS “INTENDED,” “EXPECTS,” “ANTICIPATES” AND “IS (OR ARE) EXPECTED (OR ANTICIPATED).” THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE IDENTIFIED WITH AN ASTERISK (*) SYMBOL. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF AUSPEX SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-K, INCLUDING FACTORS THAT MAY AFFECT FUTURE RESULTS. AUSPEX MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN AUSPEX’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. AUSPEX DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF AUSPEX.

PART I

Item 1.     Business

The Company

      The Company develops, manufactures, distributes and supports a line of multi-protocol (NFS(1), CIFS(2) and FTP(3)) Network Attached Storage (“NAS”) devices also referred to as network file servers, network filers, NAS Gateways and NAS Heads (Network Attached Storage Gateways which utilize any storage connected to the SAN fabric). Our products are predominantly based on internally developed software and are easily portable to standard industry processor boards, which can be deployed in a variety of packaging.

      During fiscal year 2002, the Company introduced the NSc3000 Network Storage Controller. The Network Storage Controller changed our market focus by allowing us to enter the fast growing SAN market. The introduction of the NSc3000 Network Storage Controller means that our customers are no longer required to buy disk drives, just a bunch of disk units (“JBOD”) frames and redundant array of independent disks (“RAID”) controllers from us. Instead our Network Storage Controller attaches to a SAN or other manufacturer’s disk subsystem. This enables our customers to gain the benefits of file sharing as well as an improved return on investment (“ROI”) from their existing hardware infrastructure.

      SANs built on the fiber channel protocol have become a standard in the industry. The users serviced by this infrastructure can take advantage of the collaborative benefit of file sharing in a variety of manners. This includes customer relationship management; remote education and support; email infrastructure; and near line archiving applications. By working with resellers and storage integrators who already have customers with SAN infrastructure, we open up additional markets for our products.

      The Company also re-entered the high availability market space with the introduction of ServerGuard V software. This software provides users with an information serving storage environment. The software monitors a variety of functions and adjusts the storage processing environment based on changing dynamics whether it be the network, power, RAID controllers, server farms or the Company’s processing platform.

      In addition, we rounded out our traditional NAS product lineup with the NS3010, the Brat and the NS3020. Today we have a complete product line of traditional Network Storage platforms, which deliver enterprise performance and can handle 0.5 terabytes to 12 terabytes of capacity.

      The Company was formed in 1987 and was reincorporated into Delaware in 1991.

Markets and Customers

      The Company made a number of changes in its marketing strategy over the past year. While we still maintain a direct sales force, we are now predominantly focused on acquiring business through our resellers. In the past, we focused on the vertical market segments that include Internet-based content delivery, semiconductor design and build, energy exploration, software development and CAD/ CAM infrastructure. In addition to the vertical markets, in fiscal year 2002 we were able to take a horizontal view of the market with the

      (1) NFS refers to the Network File System protocol, first promulgated by Sun Microsystems, Inc. (“Sun Microsystems”), which protocol has been widely adopted by the workstation market as a de facto standard for network file transfers.
      (2) CIFS refers to the Common Internet File Service protocol developed by Microsoft Corporation as a networking protocol for PC clients to access files on a PC file server in a Local Area Network (“LAN”) or Wide Area Network (“WAN”).
      (3) FTP (“refers to the File Transfer Protocol”), which is a standard protocol commonly used to retrieve or store files on network file servers. FTP is supported on UNIX, Windows, VMS, Macintosh and other popular desktop computers. Storage devices also referred to as network file servers, which include specialized software for storing, serving and managing network data.

introduction of the NSc3000. Further, the introduction of ServerGuardV software re-opened the high availability market to us as well. Using the relationships of storage integrators and resellers who already have customers with SAN infrastructure, we are pursuing opportunities in the financial, communication and entertainment industries. However, there can be no assurance that our change in marketing strategy will be successful or that we will be successful in any of the industries we are currently pursuing.

      As of June 30, 2002, approximately 2,700 Auspex NAS Platforms had been installed at over 500 customers worldwide. Since the introduction of the Network Storage Controller (NSc3000) in March 2002, we have shipped over 120 controllers, which are connected to storage subsystems from EMC, IBM, LSI Logic, HDS, Eurologic and others.

      Sales of products and services to the following customers accounted for 10% or more of total revenues in the periods indicated: during fiscal year 2000, there were no customers that accounted for 10% or more of total revenues; during fiscal year 2001 — Nissho Electronics, Inc. 16%; during fiscal year 2002 — Nissho Electronics, Inc. 11%. There can be no assurance that sales of products and services to this customer will not decline, either in absolute dollar amounts or as a percentage of total revenues, in future periods and that any such declines will not have a material adverse effect on the Company’s results of operations.

Products

      The Company sells NAS Platforms and Network Storage Controllers. Our NAS Platforms include the NS3010, the Brat, the NS3020, and the NS3022. Our Network Storage Controllers include the NSc3000 and NSc3000V. The Company’s products are software-based and are currently deployed on purpose-built compute platforms utilizing standard industry components.

      Our products are most appropriate for the mid tier and high end of the storage market where a premium is placed on high availability (no downtime), the ability to service thousands of users simultaneously, performance at speeds of over 20,000 I/ O operations per second, and support for multiple architectures (most notably Unix and Microsoft).

      Our software technology includes our NetOS operating system and FastFlo File System. The Company has enhanced the software in the past year as a result of the NSc3000 introduction. In addition to the standard features of our software, we offer optional software, which provides additional levels of availability and enables replication over local area networks (“LANs”) or wide area networks (“WANs”). These products include NetGuard, which provides for a virtual network interface and protects against network disruption and TurboCopy and TurboReplicator, which enable bi-directional transfer of data between remote NAS Platforms or data replication to other systems within a SAN. ServerGuard V software provides high levels of availability by monitoring a variety of functions on clustered systems. This includes the network, RAID controllers, host bus adapters, paths to disk and the servers themselves.

      In addition, we continue to support the NS2000, first introduced in 1999, as well as a number of legacy products most notably the NS7000 and NS8000. The Company has announced the end of life on the NS2000, NS7000, NS8000 and the products that predated those. However, the Company is obligated to provide maintenance services on these products through at least fiscal year 2005. In addition, the Company currently is offering limited upgrade services on these products and rebuilt versions of some of these products and may continue to do so depending upon availability of components and other factors.

Technology

      Underpinning the NS3000 and NSc3000 product lines are software technologies that are dedicated to optimizing performance at each step of the data delivery chain, including:

      System Management. System management is accomplished through a browser interface, Control Point. Key functions of the file server can be managed locally from the host console or remotely from any compatible browser. Multiple servers can be monitored and managed from the same console if desired. Control Point is implemented entirely in Java, providing for advanced features beyond the abilities of simple HTML management tools. Command line equivalents are also available for all Control Point functions.

      Data Management. The DataXcelerator Engines are a data transfer facility that use two data-moving engines, the Block DataXcelerator (“BDX”) and the File DataXcelerator (“FDX”), to provide acceleration for system backup and data movement. The Block DataXcelerator provides the capability to stream blocks of data from disk to tape, tape to disk, or disk to disk. BDX provides the foundation for extremely rapid image backup. The File DataXcelerator provides a similar interface that acts at the level of individual files, streaming file data from file to file, from file to tape, or from tape to file. FDX provides the basis for rapid file-by-file backup to direct-attached tape. The DataXcelerator Engines provide the basis for advanced data management, allowing data to be easily migrated between file systems, between disk volumes, or between nodes.

      Network Processing. The DataXpress Kernel is a software kernel that interfaces to the network client and acts as the manager of all data requests. The DataXpress Kernel does not use virtual memory. All necessary code is stored in local memory so that it can be immediately executed when needed. Because the kernel working set is typically small, processors get the greatest possible advantage from their built-in instruction caches, typically finding needed code already cached. Therefore, DataXpress Kernel avoids disk accesses to retrieve instructions and may avoid memory accesses.

      File System Processing. The file system plays a critical role in data management. As the demand for disk storage continues to grow, the file system must scale to handle huge file systems, very large files, and very large numbers of files, single directories with thousands of entries and the file semantics and attributes of both UNIX and Windows NT and Windows 2000 environments. At the same time, the file system must be able to maintain its internal accounting and recover quickly in the event of an unexpected power outage or other failure. The Company licensed the file system technology from EMC and integrated it with the Company’s patented NetOS operating system. The Company’s file system software, FastFLO, uses journaling technology to ensure the file system’s structural integrity. It also incorporates advanced software for File Layout Optimization and writes clustering techniques to minimize file fragmentation and enhance read operations. FastFLO supports both UNIX and NT/ Windows security and access control natively in the file system.

      In addition, FastFLO includes a very large disk buffers cache (I/ O cache memory) on the network and file-processing element, which gives users the flexibility to configure the amount of memory to meet their application performance needs.

      Storage Processing. The Company’s XceleRAID firmware acts as the interface to storage and provides multiple high-speed RAID controllers to deliver high availability and protect data from disk failure. Supported RAID levels include RAID 0, RAID 1, RAID 5 and RAID 7 (JBOD). XceleRAID is responsible for virtual partition management on the storage devices, write acceleration, channel management, disk and tape control, and data transfers to I/ O cache memory.

Distribution

      As the Company moved forward with its Network Storage Controller strategy, it was necessary to change the way the Company’s products are distributed. In prior years, the Company relied primarily on a direct sales force in North America and Europe. During fiscal year 2002, the Company developed a reseller distribution model using resellers to support both Europe and North America. The resellers were recruited based on their experience in the SAN market and their support of the major SAN providers. In addition, the Company has been pursuing relationships with major storage and server manufacturers with the intention of negotiating reseller agreements.

      In Asia, where we had previously relied on only a few resellers, we also expanded our distribution network. We established partners in Australia, Taiwan, Korea, China and Singapore. In Japan we continued our relationship with Nissho Electronics, Inc, which accounted for all of our Japanese business. Similarly we maintained a group of sales representatives, system engineers and support personnel dispersed around the region to support their selling efforts.

      As we exited the fiscal year we had started to see results from this diversification. We are now engaged in more opportunities, working with companies such as SUN, Hitachi Data Systems, LSI Logic and IBM on joint opportunities or in support of common resellers. The Company believes that these changes have given us an ability to address more opportunities and diversify from a predominantly specific vertical focus to one that allows us to compete for Network Storage opportunities.* However, there can be no assurance that our change in distribution strategy will be successful or that we will be able to successfully negotiate any future reseller agreements.

Customer Service and Support

      The Company’s corporate policies are based on a commitment to customer satisfaction and product quality.

      The Company provides customer training, and installs, maintains and supports systems sold directly in North America and Europe. End-user customers purchasing through indirect channels are generally serviced by the Company’s distributors or Original Equipment Manufacturers (“OEMs”). In all cases, however, customers have direct access to the Company’s service and support through a toll-free telephone hotline available to customers, distributors and service partners. The Company handles all customer service call management and software support directly through its technical support centers, which are available twenty-four (24) hours a day, three hundred sixty-five (365) days a year, and are staffed by highly trained and experienced technical support engineers.

      Technical support centers are located in Durham, North Carolina and Aldermaston, UK. To supplement direct service and support and to ensure the highest quality service while containing costs, the Company has entered into a strategic service agreement with NCR Corporation for on-site hardware support in the US, Europe, Latin America and Asia and with local service providers in selected geographic areas. The Company’s contract provides end-users with a warranty for parts and labor on its products, which generally range from ninety (90) days to one year. The Company’s warranty policy for product sales other than to end-users depends on the requirements of the particular distribution channel. The Company offers customers service agreements of varying duration. Service revenue is recognized ratably over the contractual period as service is provided.

Manufacturing

      The Company’s manufacturing operations, located in Santa Clara, California, consist of product assurance, quality control and final product assembly and testing. The Company relies principally on contract manufacturers for sub-assembly and testing of the majority of the hardware platform. The Company’s manufacturing strategy has been to develop close relationships with its suppliers, exchange critical information, and implement joint quality training programs. This manufacturing strategy minimizes capital investment and overhead expenditures and creates flexibility by providing the capacity for rapid expansion. Although the Company to date has not experienced any significant production difficulties resulting from its reliance on these manufacturers, it is possible that production difficulties, including capacity constraints and quality control issues, could arise in the future, which could materially and adversely affect the Company’s results of operations.

      The Company increasingly uses standard parts and components for its products, which improves availability and reduces overall cost to manufacture and support. Some key components used in the Company’s legacy NAS Platforms products are only available or purchased from single sources. These components include disk and tape drives, microprocessors, connectors, printed circuit boards, cable assemblies, power supplies and ASICs. The Company generally has agreements with its sole source suppliers with terms ranging from one to five years and believes that alternative sources of supply and assembly for most of its sole-source components could be obtained within a commercially practicable period.* As a precaution, the Company carries extra inventory of some of its sole-source components in order to provide additional time to develop an alternate supply source or redesign the component. However, the lack of sufficient quantities of sole or single source components, or the Company’s inability to develop alternative sources for these items,

      * See “Forward-Looking Statements” on page 1.

could result in delays or reductions in product shipments which would materially and adversely affect the Company’s results of operations.

Engineering and Development

      The market for high-performance network data servers and SAN/ NAS convergence products is characterized by rapid technological advances. The Company believes that the speed of technological advancement in its industry requires it to invest significant amounts in research and development.* In order to maintain its competitive position, the Company must continue to attract and retain software-engineering talent that enables the Company to enhance existing products, successfully introduce new products and evaluate potential technology.

      During the past fiscal year the Company focused a majority of its engineering resources on SAN interoperability and high availability software. This resulted in the launch of the NSc3000 and its capability to integrate with heterogeneous SANs simultaneously. It also enabled the announcement of ServerGuardV software that works with both the NS3000 line and the NSc3000. In addition, the Company continued to evaluate and integrate new technologies, including Infiniband for clustering and inter processor communication, the Common Interface Model (CIM) for systems management, and NFSV4.

      By continuing to introduce new product features, the Company believes it has maintained a technical leadership position in the network attached storage market.* However, there can be no assurance that the Company’s products will continue to be successful commercially. Furthermore, there can be no assurance that the Company will be able to develop or introduce other new products in the future in a timely manner, or that such products will be a commercial success. The Company intends to continue to invest substantially in product development.* Current research and development efforts continued to be focused on delivering enhancement to NetOS operating system and the FastFlo File system to make it more interoperable in a SAN environment, improve its performance as measured by I/ O operations per second or NetBench, and improve its ease of use and implementation. The Company also has activities under way which enhance the manner in which the storage systems enable other applications and processes (commonly known as Storage Resource Management). The Company’s engineering and development expenses during fiscal years 2002, 2001 and 2000 were approximately $15.1 million, $19.3 million and $30.6 million, respectively.

Competition

      Competitive pressures in the Information Technology (IT) industry have increased significantly due to the economy and the surplus of equipment in the market caused by the failure of many Internet-related companies. In response to these market changes, the Company introduced the NSc3000 software and platform, which we believe allows us to offer products that are complementary to many SAN solution provider’s products as well as enabling a better ROI for end users from their existing investment in their storage topology.

      The Company principally competes in the mid tier and enterprise segments of the storage market. The Company competes with products offered both by manufacturers of general-purpose computers (e.g., Sun Microsystems, Hewlett-Packard Company, IBM and SGI) and by specialized manufacturers of NAS products (e.g., EMC Corp. and Network Appliance) as well as non-traditional competitors (e.g. VERITAS). All of these competitors possess substantially greater financial, technical and marketing resources than the Company, as well as substantially larger product installed bases.

      The Company derives a significant portion of its revenues from sales of product upgrades and support services to its installed base. The Company has managed to retain much of its installed base over the year and has won some significant new business. However, increased competition in the future for sales of product upgrades and support services to its installed base could materially and adversely affect the Company’s revenues and results of operations.

      * See “Forward-Looking Statements” on page 1.

      The Company’s ability to maintain its competitive position will depend, in addition to these factors, upon its success in anticipating industry trends, investing in product research and development, and effectively managing the introduction of new products into targeted markets.

Intellectual Property and Licenses

      The Company relies on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and other intellectual property protection methods to protect its proprietary hardware, software and technological expertise. The Company believes, however, that its continued success will depend principally on continuing innovation, technological expertise, knowledge of networking, storage and applications, distribution strength and, to a lesser extent, on its ability to protect its proprietary technology. Furthermore, there can be no assurance that the Company’s current or future competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology.

      Auspex currently holds fourteen United States patents for certain fundamental aspects of its FMP data server architecture and has related foreign patents and foreign patent applications for proprietary Auspex technologies.

      The Company’s NetServer host processors and network processors operate in conjunction with software licensed to the Company by Sun Microsystems. Although the license is automatically renewable unless cancelled, there can be no assurance that the Company will be able to continue such license renewals with Sun Microsystems on favorable terms, or at all. The Company also licenses software and hardware from several other companies and these licenses are also perpetual unless cancelled or subject to periodic renewal which cannot be assured. There can be no assurance that these vendors will continue in business or that the licenses will continue to be available on favorable terms in the future, or at all.

Employees

      As of June 30, 2002, the Company employed 233 people. The recruitment of experienced, highly skilled individuals is a top priority in an exceptionally competitive recruiting environment. Equally important in this environment is the retention of key talent. The Company is reviewing all employee programs to ensure the retention and continued development of its employees. Hiring and retaining key employees in the Silicon Valley employment market has been a challenge. There can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future. None of the Company’s employees are represented by a labor union.

Executive Officers of the Company

      The following sets forth certain information with respect to the executive officers of the Company as of September 13, 2002:

Name	Age	Position

Gary J. Sbona	59	Chief Executive Officer and Chairman
Michael S. Worhach	52	President
Dennis J. Dunnigan	46	Chief Operating Officer
Peter R. Simpson	53	Chief Financial Officer

      Mr. Gary J. Sbona joined the Company in February 2000 as Chairman and Chief Executive Officer. Mr. Sbona has also served as Chairman and Chief Executive Officer of: Verity, Inc., a publicly traded software company, specializing in knowledge retrieval software, since 1997. Mr. Sbona has served as a Director of Calico Commerce, Inc., a publicly traded software company, since 2001. Mr. Sbona has served as Chairman and Chief Executive Officer of Clarent, Inc., since 2002. Since 1974, Mr. Sbona has served as the Chairman and Chief Executive Officer of Regent Pacific Management Corporation, a professional services firm that is currently providing our company with management services. Mr. Sbona has held positions as an officer and/or director of numerous publicly and privately held companies.

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

      Mr. Dennis J. Dunnigan joined the Company in February 2000 as Chief Operating Officer. Mr. Dunnigan has been employed by Regent Pacific Management Corporation, a professional services company that provides the company with management services, since 1986. Mr. Dunnigan has held various positions with numerous publicly and privately held companies during his employment with Regent Pacific Management Corporation. Mr. Dunnigan holds a B.S.C. degree in Accounting from the Santa Clara University.

      Mr. Peter R. Simpson joined the Company in March 2000 as Chief Financial Officer. Mr. Simpson has been employed since 1989 by Regent Pacific Management Corporation, a professional services company that is currently providing the company with management services. Mr. Simpson has held various positions with numerous publicly and privately held companies through his employment with Regent Pacific Management Services. Mr. Simpson holds a MBA degree in Finance from Golden Gate University, and is a fellow of the Institute of Chartered Accountants in England and Wales.

Item 2.     Properties

      The Company is headquartered in Santa Clara, California, where it leases approximately 98,000 square feet of space which houses administrative, finance, sales and marketing, manufacturing, customer service and product development activities. The lease for these facilities expires in February 2010. In addition, the lease agreement contains three successive options to extend the lease term for sixty months each. The Company leases additional sales and support offices located in the United States, Canada, the United Kingdom, Germany, Japan, Singapore, China, and Korea. The Company believes that its facilities are adequate to meet the Company’s current business requirements.* See also Note 4 of Notes to Consolidated Financial Statements.

Item 3.     Legal Proceedings

      From time to time, the Company is involved in legal proceedings incidental to the conduct of its business. The Company believes that the litigation, individually or in the aggregate, to which it is currently a party, is not likely to have a material adverse effect on the Company’s results of operations or financial condition.

      * See “Forward-Looking Statements” on page 1.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

      Certain information required by Part II is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Stockholders currently scheduled for November 14, 2002, and the information included in the Proxy Statement is incorporated herein by reference.

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

      Our Common Stock is currently listed on The Nasdaq Small Cap Market under the symbol “ASPX.” However, our Common Stock was listed on the Nasdaq National Market from May 1993 until September 27, 2002. See “Factors That May Affect Future Results — Our Common Stock was Delisted from the Nasdaq National Market.” The following table sets forth, for the periods indicated, the range of high and low closing prices on the Nasdaq Composite, as reported in The Wall Street Journal.

	High	Low

Fourth Quarter of 2002	$1.23	$0.24
Third Quarter of 2002	$2.19	$1.12
Second Quarter of 2002	$2.77	$1.38
First Quarter of 2002	$6.64	$2.33
Fourth Quarter of 2001	$7.14	$2.66
Third Quarter of 2001	$8.875	$3.25
Second Quarter of 2001	$12.9375	$5.50
First Quarter of 2001	$13.0625	$4.3438

      The Company believes that a number of factors including, but not limited to, quarterly fluctuations in results of operations may cause the market price of its common stock to fluctuate significantly.* See “Management’s Discussion and Analysis — Factors That May Affect Future Results.”

      As of September 13, 2002, the approximate number of common stockholders of record was 552.

      The Company has not, to date, paid cash dividends on its capital stock. The Company does not anticipate paying cash dividends in the foreseeable future.

      Information regarding the securities authorized for issuance under equity compensations plans of the Company is incorporated by reference to the information under the heading “Equity Compensation Plans” in the Registrant’s Proxy Statement.

      * See “Forward-Looking Statements” on page 1.

Item 6.     Selected Financial Data

	Fiscal Year Ended

	June 30,		June 30,	June 30,		June 30,	June 30,
	2002		2001	2000		1999	1998

	(In thousands, except per share amounts)
Revenues	$28,887		$51,880	$82,199		$113,475	$168,912
Income (loss) before income taxes	(52,859)		(43,396)	(80,063)		(38,828)	(26,668)
Net income (loss)	(50,008)		(44,291)	(80,760)		(39,045)	(17,334)
Dividends to preferred stockholders	—		5,174	2,350		—	—
Net income (loss) available to common stockholders	(50,008)		(49,465)	(83,110)		(39,045)	(17,334)
Net income (loss) per share
Basic	$(1.10	)(1)	$(1.18)	$(2.95	)(2)	$(1.50)	$(0.69	)(2)
Diluted	$(1.10	)(1)	$(1.18)	$(2.95	)(2)	$(1.50)	$(0.69	)(2)
Shares used for net income (loss) per share
Basic	45,496		41,872	28,126		25,978	25,268
Diluted	45,496		41,872	28,126		25,978	25,268
Total assets	$48,710		$105,059	$61,998		$115,048	$147,193
Long-term obligations	$984		$279	$954		$1,304	$—

(1)	Includes restructuring costs of $6.4 million. Exclusive of these charges, the basic and diluted net loss per share for fiscal year 2002 would have been $0.96.

(2)	Includes restructuring costs of $17.6 million. Exclusive of these charges, the basic and diluted net loss per share for fiscal year 2000 would have been $2.24.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following table sets forth for the fiscal years indicated the percentage of total revenues represented by certain line items in the Company’s Statements of Operations:

	Years Ended June 30,

	2002	2001	2000

Revenues	100%	100%	100%
Cost of revenues	97	76	77

Gross margin	3	24	23

Operating Expenses
Marketing and sales	89	62	51
Engineering and development	52	37	37
General and administrative	28	17	12
Restructuring charges	22	—	21

Loss from operations	(189)	(92)	(98)
Other income	6	8	2

Loss before income taxes	(183)	(84)	(96)
(Provision for) benefit from income taxes	10	(1)	(1)

Net loss	(173)%	(85)%	(97)%

Revenues

      Product revenue includes hardware sales and software license fees. Product revenue is recognized upon shipment. The installation of the Company’s systems is not considered a significant obligation and acceptance by the customer is not considered a significant uncertainty. Revenues from upgrade sales are generally recognized at the time the equipment is shipped. Provisions for product sales returns and allowances are recorded in the same period as the related revenue is recognized. Revenues earned under software license agreements with end-users is generally recognized when the software has been shipped and there are no significant obligations remaining. Revenues earned under software license agreements is recognized in accordance with Statement of Position (“SOP”) No. 97-2. Software revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, collectibility is probable and vendor specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement.

      The Company sells its products to end-users through its direct sales force, as well as through distributors and resellers. Typically, the Company’s arrangements with distributors contain provisions for price protection and stock rotation allowances. The Company recognizes revenue on sales to distributors in accordance with the provisions set forth by the Financial Accounting Standards Board (“FASB”) No. 48, “Revenue Recognition When Right of Return Exists,” provided that the requirements of SOP No. 97-2 have also been met. In accordance with FASB No. 48, the Company recognizes revenue upon shipment to distributors provided that a) the price is substantially fixed and determinable at the time of sale; b) the distributor’s obligation to pay the Company is not contingent upon resale of the products; c) title and risk of loss passes to the distributor at time of shipment; d) distributor has economic substance apart from that provided by the Company; e) the Company has no significant obligation to the distributor to bring about resale of the products; and f) future returns can be reasonably estimated.

      The Company records a provision for returns and adjustments based on anticipated adjustments or returns from distributors. Revenue recognized is recorded net of this provision. Typical payment terms for sales transactions are 30 days.

      The Company’s contracts typically do not contain any specified or unspecified upgrade provisions. Should the customer need any upgrading, this would be treated as a new contract requiring a new purchase order from the customer. Since these upgrade revenues are based on subsequent new contracts, revenue is recognized at the time of shipment of the upgrade.

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

      The software portion of the Company’s systems include an operating system that is not incidental to the overall product or its functionality. The core operating system software that the customer purchases is pre-installed and tested at the Company’s factory prior to shipment and does not require significant production, modification, or customization at the customer’s site; as such, the system is functional according to the

Company’s internal and customer specifications at the time of shipment. The Company believes revenue recognition at the time of shipment is appropriate as set forth under the provisions of SOP No. 97-2 when:

•	Persuasive evidence of an agreement exists (typically a purchase order)

•	Delivery has occurred

•	The fee is fixed and determinable, and

•	Collectibility is probable.

      Service revenue includes installation, maintenance and training and is recognized ratably over the contractual period or as the services are provided.

      Installation services typically include pre-installation planning, pre-installation site survey, physical installation of the systems, and basic system implementation. Almost all system sales to end users include these basic installation services. Since installation services do not typically require significant customization or modification at the customer’s site, the Company does not consider installation services to be a significant obligation at the time of shipment of the systems.

      In some cases, our support and maintenance agreements are entered into for terms exceeding 12 months. The revenue on these agreements is recognized ratably over the term of the agreement. Long-term deferred revenue reflected on our balance sheet represents our obligations that exceed 12 months. We expect to recognize the majority of this revenue within the next 24 months.*

      Revenues for fiscal year 2002 of $28.9 million decreased 44% over fiscal year 2001 revenues of $51.9 million. Revenues for fiscal year 2001 of $51.9 million decreased 37% over fiscal year 2000 revenues of $82.2 million.

      The following table sets forth the principal components of the Company’s revenues (in thousands):

	Years Ended June 30,

	2002	2001	2000

Product revenue	$10,698	$28,090	$54,607
Service revenue	18,189	23,790	27,592

Total revenues	$28,887	$51,880	$82,199

      Product revenue decreased $17.4 million or 62% in fiscal year 2002 as compared to fiscal year 2001, and decreased $26.5 million, or 49% in fiscal year 2001 as compared to fiscal year 2000. The fiscal year 2002 decrease is primarily attributed to the overall economic slowdown, as well as, continued competitive pressures, which have resulted in the Company reducing it’s average selling price per product. The fiscal year 2001 decrease is primarily due to the Company’s expected transition from the NS2000 product family to the NS3000 product family. Many customers delayed their purchases of the Company’s products in anticipation of the new NS3000 product family which was released in the fourth quarter of fiscal year 2001. Revenue from product upgrades, which primarily consist of additional processors (or upgrades of existing processors), memory and disk and tape drives, decreased to 11% of total revenue in fiscal year 2002, compared to 19% of total revenue in fiscal year 2001, and 21% of total revenue in fiscal year 2000. The continuing decrease of upgrade sales in fiscal years 2002, 2001 and 2000 can be attributed to the slowdown in customers upgrading of existing Legacy products.

      The Company provides ongoing support and maintenance to its end-user customers, distributors and OEMs, generally under annual service agreements. Service revenue as a percentage of total revenues increased to 63% in fiscal year 2002 as compared to 46% in fiscal year 2001, and from 34% in fiscal year 2000. The increase in service revenue as a percentage of total revenues in fiscal 2002 was primarily due to the decline in product revenues.

      * See “Forward-Looking Statements” on page 1.

      The following table sets forth the Company’s revenue by geographic area (in thousands):

	2002

			2001

	Years Ended June 30,

					2000

North America	$16,160	56%	$31,329	60%	$52,192	63%
Pacific Rim	7,760	27%	11,188	22%	11,443	14%
Europe	4,967	17%	9,363	18%	18,564	23%

Total revenues	$28,887	100%	$51,880	100%	$82,199	100%

      Revenue from North America decreased $15.2 million compared to fiscal year 2001, and decreased $20.9 million in fiscal year 2001 compared to fiscal year 2000. The fiscal year 2002 decrease was primarily due to the overall economic slowdown, as well as continued competitive pressures, which have resulted in the Company reducing it’s average selling price per product. The fiscal year 2001 decrease was primarily due to the Company’s expected product transition from the NS2000 product family to the NS3000 product family. Many customers delayed their purchases of the Company’s products in anticipation of the new NS3000 product family which was released in the fourth quarter of fiscal year 2001. Also, the Company’s North American sales force experienced a higher than normal attrition rate, which resulted in lower productivity, in fiscal year 2001.

      Revenue from the Pacific Rim decreased $3.4 million in fiscal year 2002 compared to fiscal year 2001, and decreased $0.3 million in fiscal 2001 as compared to fiscal year 2000. The decrease in Pacific Rim revenue in absolute dollars in fiscal years 2002, and 2001 was primarily due to timing of new product introductions, the reorganization of a major OEM partner, and weakness in the Japanese economy.

      Revenue from Europe decreased $4.4 million in fiscal year 2002 as compared to fiscal year 2001, and decreased $9.2 million in fiscal 2001 as compared to fiscal year 2000. The decreases in European revenue in absolute dollars in fiscal years 2002, and 2001, was primarily due to intense competitive pressures, resulting in market share loss, and the overall economic slowdown of the last year.

      In fiscal year 2002, one customer, Nissho Electronics, Inc accounted for 11% of total revenues. In the fiscal year 2001, Nissho Electronics, Inc accounted for 16% of total revenues. In the fiscal year 2000, no one customer accounted for 10% or more of total revenues.

Gross Margin

      The Company’s gross margin was 3%, 24% and 23% in fiscal years 2002, 2001 and 2000, respectively. Costs of revenues include material costs, manufacturing and service overhead costs, installation and warranty expenses, obsolescence, the cost of spare parts and other related costs. Product gross margin decreased to -17% in fiscal year 2002 from 31% in fiscal year 2001 and 31% in fiscal year 2000. The decrease in gross margins in fiscal year 2002 compared to fiscal year 2001 was primarily due to the reduced volume of systems shipped, which resulted in under utilized capacity and under absorption of manufacturing overhead. Additionally, in an effort to reduce the Company’s excess inventory of the NS2000 product line, which is at end of life, NS2000 systems were sold at heavily discounted prices.

      Service gross margin was 15% in fiscal year 2002 as compared to 16% in fiscal year 2001 and 6% in fiscal year 2000. The decrease in service gross margin was a result of a reduction in service revenue.

Operating Expenses

      Marketing and sales expenses decreased by $6.4 million in fiscal year 2002 compared to fiscal year 2001, decreased $9.4 million in fiscal year 2001 compared to fiscal year 2000, and were 89%, 62% and 51% of total revenues in fiscal years 2002, 2001 and 2000, respectively. The fiscal years 2002 and 2001 decreases in absolute dollars reflect steps the Company has taken to streamline operations and reduce overall costs, including headcount reductions. The increase as a percentage of total revenues for the comparison periods is a result of lower revenues in fiscal years 2002 and 2001.

      Engineering and development expenses decreased by $4.2 million in fiscal year 2002 compared to fiscal year 2001, and decreased $11.4 million in fiscal year 2001 compared to fiscal year 2000, and represented 52%, 37% and 37% of total revenues in fiscal years 2002, 2001 and 2000, respectively. The decrease in engineering and development expenses in fiscal years 2002 and 2001 reflects the Company’s efforts to streamline and reduce costs, and also is reflective of the reductions due to restructuring charges taken in the third quarter of fiscal year 2000 and the second quarter of FY 2002. The increase in engineering expenses as a percentage of total revenues in 2002 is a result of lower revenues.

      General and administrative expenses decreased by $0.8 million in fiscal year 2002 as compared to fiscal year 2001, and decreased $1.3 million in fiscal year 2001 compared to fiscal year 2000. Such expenses represented approximately 28%, 17% and 12% of total revenues in fiscal years 2002, 2001 and 2000, respectively. General and administrative expenses decreased in absolute dollars in both fiscal years 2002 and 2001 due to the Company’s efforts to reduce costs. The increase in general and administrative expenses as a percentage of revenue in fiscal years 2002 and 2001 is a result of lower revenues.

      During the fiscal year ended June 30, 2002, the Company recorded restructuring charges totaling $6.4 million which consisted of $2.7 million for severance and termination benefits, $2.5 million for payments under non-cancelable operating leases for abandoned facilities and excess equipment and assets and $1.2 million for write-offs relating to the disposal of excess equipment and other assets. These charges reflected steps the Company took to enhance the financial health of the Company, streamline operations and reduce overall costs. The major components of the restructuring were as follows:

•	The Company terminated 150 employees, comprised of 77 employees from general administration and operations, 56 employees from sales and marketing, and 17 employees from engineering,

•	The Company consolidated and closed various sales and service field offices worldwide, and

•	The Company disposed of idle assets and terminated or accrued for operating leases for excess assets or facilities.

      The Company substantially completed the employee severance and benefits portion of the restructuring by January 2002. The principal cash requirements for the restructuring consist of payments relating to the termination of leases and severance packages for terminated employees.

      The restructuring activities did not disrupt operations significantly during the fiscal year ended June 30, 2002. The Company expects the restructuring to reduce its operating expenses by approximately $24 million per year.* The Company began to realize these savings during January 2002.

      In the quarter ended March 31, 2000, the Company also recorded restructuring charges totaling $17.6 million. These charges reflected steps the Company took to strengthen its competitiveness in the growing Network Attached Storage market, streamline operations and reduce overall costs. The restructuring charges were comprised primarily of $3.8 million for reduction of personnel and $13.8 million to retire excess equipment and other assets related to the restructuring of Company operations. In connection with the restructuring charges taken in the quarter ended March 31, 2000, the Company terminated 169 employees and consolidated all of its Santa Clara headquarters activities into one facility. The Company substantially completed the implementation of the restructuring plan at the end of May 2000. These cost reductions are directly attributable to the restructuring. The steps the Company took in fiscal year 2000 to reduce costs are as follows:

(1) The termination of 169 employees,

(2) The consolidation of our Santa Clara headquarters from three buildings into one building, and

(3) The retirement of idled assets and operating leases.

      The Company had substantially completed the restructuring plan by the end of May 2000.

      * See “Forward-Looking Statements” on page 1.

      The remaining cash requirements relating to the restructurings for fiscal year 2003, 2004, 2005, and 2006 are expected to be $1.3 million, $495,500, $324,000, and $42,000, respectively.

Other Income, Net

      Other income, net, was $1.7 million, $4.4 million and $1.3 million in fiscal years 2002, 2001 and 2000, respectively. Other income, net, includes interest income, interest expense and foreign exchange gains and losses. Interest income was $1.9 million, $4.4 million and $1.7 million in fiscal years 2002, 2001 and 2000, respectively. Interest income decreased in fiscal 2002 due to declining cash balances and the decline in interest rates over the past year. The higher level of interest income in fiscal year 2001 is due to the higher cash balances as a result of the net proceeds of $85.5 million from a private placement of the Company’s common stock.

Provision for Income Taxes

      As of June 30, 2002, the Company had gross deferred tax assets of approximately $92.0 million. Management has determined, based on the Company’s recent history of prior operating losses, the ability to carry back net operating losses to prior periods and its expectations for future years, that it is more likely than not that the deferred tax asset is not realizable. No assurances can be given that sufficient taxable income will be generated in future years for the utilization of the deferred tax asset. Accordingly, the Company has provided a valuation allowance for the entire deferred tax asset as of June 30, 2002.

      During the fourth quarter for the year ended June 30, 2002, we recorded an income tax benefit of $2.8 million. The recorded tax benefit for the year ended June 30, 2002, reflects a one-time tax refund, which resulted from new tax law changes that extended the net tax operating loss carryback period from two to five years, and eliminated the limitation on utilization of net operating losses against alternative minimum taxable income.

      As of June 30, 2002, the Company had Net Operating Losses (“NOL”) carry forwards of approximately $205.0 million and $195.0 million for federal and state tax purposes, respectively. If not utilized, the federal NOL carry forwards expire by 2022, and the state NOL carry forwards expire by 2007. The Company also has research credits of approximately $5.8 million and $3.5 million for federal and state tax purposes, respectively. If not utilized, the federal research credits expire through 2022.

Quarterly Results of Operations

      The following table sets forth selected unaudited quarterly financial information for the Company’s last eight quarters. This unaudited information has been prepared on the same basis as the audited information and in management’s opinion reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information for the periods presented. Based on the Company’s operating history and factors that may cause fluctuations in the quarterly results, quarter-to-quarter comparisons should not be relied upon as indicators of future performance. Although the Company’s revenues are not generally seasonal in nature, the Company has experienced decreases in first quarter revenues compared to the preceding fourth quarter which are believed to result primarily from the capital asset purchase cycle of the Company’s customers.

      The level of the Company’s operating expenses is partially based on its expectations of future revenues. The Company’s results of operations may be adversely affected if revenues do not materialize in a period as expected. Since expense levels are usually committed in advance of revenues and because only a small portion of expenses vary with revenues, the Company’s results of operations may be impacted significantly by lower revenues. The Company’s revenues were significantly lower in the second half of the fiscal year 2002, as compared to fiscal year 2001, primarily due to the overall economic slowdown and intense competitive pressures. The Company’s revenues were significantly lower in the second half of the fiscal year 2001 versus the first half due primarily to many customers delaying their purchases of the NS2000 product in anticipation of purchasing a new NS3000 product. The continuing slowdown in customer upgrading of older Auspex product also contributed to the reduction in revenue in fiscal year 2001.

	Q1	Q2	Q3	Q4	Year

	(In thousands, except per share amounts)
2002 Summary by Quarter
Revenues	$8,861	$8,841	$6,378	$4,807	$28,887
Gross margin	(333)	1,200	42	(43)	866
Loss before provision for income taxes	(14,510)	(18,852)	(10,700)	(8,797)	(52,859)
Net loss	(14,660)	(18,952)	(10,769)	(5,627)	(50,008)
Net loss per share
Basic and Diluted	$(.32)	$(.42)	$(.24)	$(.12)	$(1.10	)(1)
2001 Summary by Quarter
Revenues	$16,070	$16,425	$9,371	$10,014	$51,880
Gross margin	4,435	5,944 (2)	1,056	1,167	12,602
Loss before provision for income taxes	(8,563)	(7,064)	(13,961)	(13,808)	(43,396)
Net loss	(8,863)	(7,319)	(14,126)	(13,983)	(44,291)
Dividends to preferred stockholders	5,174	—	—	—	5,174
Net loss available to common Stockholders	(14,037)	(7,319)	(14,126)	(13,983)	(49,465)
Net loss per share
Basic and Diluted	$(.44)	$(.16)	$(.31)	$(.31)	$(1.18)

(1)	Includes restructuring costs of $6.4 million. Exclusive of these charges, the basic and diluted net loss per share for fiscal year 2002 would have been $0.96.

(2)	The increase in gross margin as a percentage of revenues from the first quarter to the second quarter of fiscal year 2001 resulted in part from the use of 18GB hard drives obtained at reduced cost in certain of the Company’s products and from more direct user revenue, which provides higher margin relative to distributor revenue.

Critical Accounting Policies, Judgments and Estimates

      The preparation of financial statements requires the Company, to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements. Material differences may result in the amount and timing of revenue and expenses if different judgements or different estimates were utilized. Critical accounting policies, judgments and estimates which we believe have the most impact on the Company’s financial statements are:

•	Revenue Recognition,

•	Allowances for Doubtful Accounts, Returns, Price Protection, and Stock Rotation,

•	Inventory Valuation,

•	Long Lived Assets,

•	Restructuring Costs, and

•	Accounting for Income Taxes.

Revenue Recognition

      The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable and collectibility is reasonably assured. The Company generally recognizes revenue on system and upgrade sales on shipment. Service revenue includes installation, maintenance and training, and is recognized ratably over the contract period or as the services are provided. Please see Note 2 of the Notes to Consolidated Financial Statements in Item 15, “Financial Statements”, for a more detailed discussion of our revenue recognition policies.

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

Inventory Valuation

      Our inventories are stated at the lower of cost (first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other lower of cost or market considerations, attributed to the competitive market. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. Managing the Company’s inventory of components and finished products is a complex task. A number of factors, including but not limited to, the need to maintain a significant inventory of certain components which are in short supply or which must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products, the need to use sole source vendors on critical components, and customer requests for quick delivery schedules, may result in the Company maintaining large amounts of inventory. Other factors, including changes in market demand and technology, may cause inventory to become obsolete. Any excess or obsolete inventory could result in price reductions and/or inventory write-downs.

Long Lived Assets

      We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying amount to the projected discounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. Please see Note 6, “Restructuring and Related Charges” of the Notes to Consolidated Financial Statements in Item 15, “Financial Statements” for discussion of our adjustments to the carrying value of property, plant and equipment associated with our fiscal 2002 restructuring activities.

Restructuring Costs

      The Company records restructuring costs when the Company commits to an exit plan and significant changes to the exit plan are likely. As a result of the restructuring plan implemented in the second fiscal quarter of fiscal 2002 the Company recorded $2.7 million related to severance and other costs and $2.5 million for payments under non-cancelable operating leases for abandoned facilities and excess equipment and assets and $1.2 million for write-offs relating to the disposal of excess equipment and other assets. The Company estimated no sublease income from these abandoned facilities and assets due to the current economic climate. See Note 6, “Restructuring and Related Charges” of the Notes to Consolidated Financial Statements in Item 15, “Financial Statements”, for a more detailed discussion of fiscal 2002 restructuring activities.

Accounting for Income Taxes

      We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This involves estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Based on our judgement of the likelihood that our deferred tax assets will be recovered from future taxable income, we have established a valuation allowance equal to 100% of our deferred tax assets.

Liquidity and Capital Resources

      The Company’s cash, cash equivalents and short-term investments decreased $50.3 million as of June 30, 2002, compared to June 30, 2001. The Company used cash of approximately $48.5 million, $35.6 million and $43.6 million in operating activities in fiscal years 2002, 2001 and 2000 respectively. The net cash used in operating activities in fiscal year 2002 was primarily due to funding the Company’s net loss for the year.

      The Company’s principal investing activities consisted of the purchase of property and equipment amounting to $2.3 million, $3.8 million and $2.7 million in fiscal years 2002, 2001 and 2000, respectively. These expenditures were for leasehold improvements, equipment for engineering and development, manufacturing test equipment, office equipment and spare parts to support customer service contracts. The Company’s additional investing activities include the purchasing of short-term investments, which represents the reinvestment of maturing short-term investments and the investment of cash and cash equivalents into short term investments.

      The Company’s primary financing activities included proceeds from the sale of its Common Stock pursuant to employee benefit plans of $1.4 million, $2.6 million and $7.1 million in fiscal years 2002, 2001 and 2000, respectively. During fiscal year 2001, the Company’s financing activities also included proceeds from the sale of common stock, resulting in net proceeds of $85.5 million. During fiscal year 2000, the Company’s financing activities included proceeds from the sale of $25 million of preferred stock, in a private placement.

      At June 30, 2002, the Company’s principal sources of liquidity included $29.5 million in cash, cash equivalents and short-term investments. The Company has $15.0 million available under a secured United States currency bank line of credit, expiring March 31, 2003, but the line of credit requires the Company to keep on deposit cash investments with the Company’s lending institution that are equal to the amount of the line of credit. At June 30, 2002, the Company had no outstanding balance under this line of credit. There were commitments against the line of credit for letters of credit totaling approximately $676,000 as of June 30, 2002. The line of credit is secured by the Company’s cash investments with the Company’s lending institution.

      While the Company took a number of steps in the second fiscal quarter of 2002 to reduce its operating expenditures and conserve cash, based on its current revenue and expense levels, the Company’s existing cash, cash equivalents and short-term investments will be insufficient to meet its working capital and capital expenditure requirements for the remainder of fiscal 2003, which ends in June 2003. The report of our independent auditors issued in connection with our audited financial statements for the fiscal year ended June 30, 2002 contains a statement expressing substantial doubt regarding our ability to continue as a going concern. While we are currently pursuing efforts to substantially increase revenue in the near future, we can provide no assurances that these efforts will be successful. If they are not successful, the Company will have to engage in additional, significant cost reduction measures in the near term that would affect our ability to compete in the markets served by the Company. These reductions may include actions such as reductions in force, lease renegotiations and facilities closures. Additionally, while the Company may seek to raise additional capital, such capital may not be available. The Company will also explore other potential options, such as a merger or sale, however, such efforts may not be successful.

      The following is a summary of our minimum payments under contractual obligations as of June 30, 2002:

	Years Ended June 30,

	2003	2004	2005	2006	2007	Thereafter	Total

	(In thousands)
Operating Leases	$4,212	2,546	2,220	1,852	1,757	4,642	$17,299
Purchase Commitments	$1,625	—	—	—	—	—	$1,625
Regent Pacific Management Fees	$1,950	—	—	—	—	—	$1,950
Total	$7,787	2,546	2,220	1,852	1,757	4,642	$20,874

Factors That May Affect Future Results

Historical and Future Losses

      The accompanying consolidated financial statements have been prepared on a going concern basis, which means that they were prepared on the assumption that we would have a continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. In recent years, the Company has a history of losses and may continue to incur future losses. We have incurred net losses of $80.8 million for the year ended June 30, 2000, $44.3 million for the year ended June 30, 2001 and $50.0 million for the year ended June 30, 2002. These losses combined with our current cash position, raises substantial doubt about our ability to continue as a going concern. As of August 24, 2002, we had cash, cash equivalents and short-term investment balances of $20.8 million. The Company will need to generate significant revenues to achieve cash breakeven and profitability. There can be no assurance that we will be successful in our efforts to reach cash breakeven or profitability. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve and sustain both cash breakeven and profitability, the price of our stock may decline substantially.

We may need to Raise Additional Capital

      Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including investor perception of us, our business and the industry in which we operate, and general economic and market conditions. No assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to us or to our stockholders. If adequate funds are not available to support our short term or long term capital requirements, we may be required to significantly limit our operations, which would have a material adverse effect on our business, financial condition, and results of operation and jeopardize our ability to continue as a going concern. In the event we raise additional equity financing to support our continuing operations, further dilution to our stockholders will likely result. The unavailability or timing of revenues and financing may require us to curtail our operations.

Our Common Stock was Delisted from the Nasdaq National Market

      Our Common Stock is currently listed on The Nasdaq Small Cap Market under the symbol “ASPX.” However, our Common Stock was listed on the Nasdaq National Market from May 1993 until September 27, 2002. On June 7, 2002, we received notice from Nasdaq that our stock had traded below the $1.00 minimum per share price required for continued listing on The Nasdaq National Market for thirty (30) consecutive trading days. Accordingly, we were provided until September 5, 2002 to regain compliance, which did not occur. On September 3, 2002 the Company requested that its stock be transferred to The Nasdaq Small Cap Market. On September 25, 2002 the Company was informed our application was approved effective September 30, 2002. To transition to The Nasdaq Small Cap Market, we must satisfy the continued inclusion requirements for The Nasdaq Small Cap Market, with the exception of the requirement that we maintain a minimum $1.00 bid price. We are now granted an additional grace period through December 4, 2002 in which to regain compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq Small Cap Market. We may then be eligible for an additional 180 calendar day grace period in which to regain compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq Small Cap Market, provided we meet the initial listing requirements for The Nasdaq Smallcap Market at that time. The “initial listing requirements” for The Small Cap Market include stockholders equity of $5 million, or market cap of $50 million, or net income of $750,000. We may be eligible to transfer back to The Nasdaq National Market if we meet the $1.00 minimum bid price requirement for thirty (30) consecutive trading days and meet all other maintenance requirements. The delisting of our Common Stock from The Nasdaq National Market may result in a reduction in some or all of the following, each of which may have a material adverse effect on our investors:

•	the liquidity of our Common Stock;

•	the market price of our Common Stock;

•	the number of institutional investors that will consider investing in our Common Stock;

•	the number of investors in general that will consider investing in our Common Stock;

•	the number of market makers in our Common Stock;

•	the availability of information concerning the trading prices and volume of our Common Stock;

•	the number of broker-dealers willing to execute trades in shares of our Common Stock; and

•	our ability to obtain financing for the continuation of our operations.

If Our Common Stock is Delisted from the Nasdaq Small Cap Market

      If our common stock were delisted from The Nasdaq Small Cap Market, it could become subject to the SEC’s “Penny Stock” rules. “Penny stocks” generally are equity securities with a price of less than $5.00 per share that are not registered on certain national securities exchanges or quoted on the Nasdaq system. Broker-dealers dealing in our common stock would then be subject to the disclosure rules for transactions involving penny stocks which require the broker-dealer to determine if purchasing our common stock is suitable for a particular investor. The broker-dealer must also obtain the written consent of purchasers to purchase our common stock. The broker-dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker-dealer last purchased or sold our common stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it difficult for investors to sell their shares and, hence, limit the liquidity of our common stock.

Potential Significant Fluctuations in Quarterly Results

      The Company’s operating results may fluctuate significantly from quarter to quarter due to a combination of factors. These factors include the timing of orders, the timing of new product introductions by the Company or its competitors, and the mix of distribution channels through which the Company’s products are sold. The Company generally realizes higher gross margins on sales of systems to end-users and on single-system sales than on systems sold through distributors and OEMs and on multiple-system sales. In addition, given the Company’s focus on highly configured enterprise class systems, the loss or delay in a given quarter of a relatively limited number of system sales could adversely affect the Company’s revenues.

      Historically, the Company often has recognized a substantial portion of its revenues in the last month of any given quarter. Because the Company’s operating expenses are based on anticipated revenue levels and because a high percentage of the Company’s expenses are relatively fixed, a small variation in the timing of the recognition of revenues could cause significant variations in operating results from quarter to quarter. In addition, due to the short lead time with regards to the product’s time of order to its time of shipment, the Company has not carried recently any material backlog from quarter to quarter.

Competitive Market

      The market for the Company’s products is highly competitive. The Company experiences substantial competition, principally from Sun Microsystems, Network Appliance, EMC Corporation, Hewlett-Packard Company, IBM and SGI, among others. Some companies have introduced proprietary products to provide network attached storage. Most of the Company’s competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its products are competitive, price competition in the markets for the Company’s products is intense, the Company’s competitors have engaged, and may continue to engage in price cutting to gain a competitive edge within the market for the Company’s products. The Company’s efforts to maintain the competitiveness of its prices in such an environment has had and may continue to have an adverse effect on the Company’s business, financial condition and results of operations. Any material reduction in the price of the Company’s products without corresponding decreases in manufacturing costs and increases in unit volume would negatively affect gross margins, which could in turn have a material adverse effect on the Company’s business, financial condition and results of operations. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base of customers, including additional processors, memory and disk drives. Increased competition for the Company’s products that results in lower product sales could also adversely impact the Company’s upgrades sales. In addition, decisions by customers not to increase capacity to their current systems could adversely impact the Company’s revenues and results of operations. The Company’s ability to maintain its competitive position will depend upon, among other factors, its success in anticipating industry trends, investing in product engineering and development, developing new products with improved price/performance characteristics and effectively managing the introduction of new products into targeted markets.

Management in Transition; Employee Turnover

      Competition for employees with technical, management and other skills is intense in the computer industry and is particularly intense in the San Francisco Bay Area. If the Company fails to retain the services of key personnel or to attract additional qualified employees, such failure could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has experienced turnover of several senior members of management.

Software Product Risks

      The Company markets optional software products in addition to its line of network file servers. These software products include: NeTservicesTM, DriveGuardTM, FastBackupTM, ServerGuardTM, ServerGuard GlobalTM, DataGuardTM, Turbocopy, and TurbocopyReplicator. The Company also expects to release enhancements and new features for these products from time to time.* Although the Company performs extensive testing prior to releasing software products, such products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments, any of which could result in a materially adverse effect on the Company’s business, financial condition and results of operations.

New Products

      New product introductions by the Company or its competitors carry the risk that customers could delay or cancel orders for existing products pending shipment of the new products. For instance, product transition issues had an adverse impact on North America, Europe and Pacific Rim revenues in fiscal year 2001. The Company’s strategy is to continue to introduce new products and upgrades to existing products on an ongoing basis. There can be no assurance that the Company will not experience difficulties that delay or prevent the successful development, introduction or marketing of these products and enhancements or that these new products and enhancements will adequately address market requirements, achieve market acceptance or generate substantial sales. Additionally, delays in the launch or lack of availability of new products could have a material adverse effect on the Company’s business, financial condition and results of operations.

      * See “Forward-Looking Statements” on page 1.

Dependence on Established Standards

      The rapid emergence of new or alternate standards, such as Linux, which replace or diminish the market acceptance of UNIX operating systems, Network File System (NFS) or Windows NT, on which the Company’s products are currently based, could materially and adversely affect the Company’s results of operations unless the Company is able to incorporate any such standards in the Company’s products in a timely manner.

Dependence on Certain Customers/ Distributors

      For each of fiscal years 2002, 2001 and 2000, direct sales of products and services to Intel Corporation represented approximately 7%, 9% and 7%, respectively, of the Company’s revenues. For each of fiscal years 2002, 2001 and 2000, indirect sales of products and services to Nissho Electronics, Inc represented approximately 11%, 16% and 6%. Intel and Nissho are not obligated to purchase any minimum level of products from the Company. Additional significant reductions in product sales to Intel and Nissho would materially and adversely affect the Company’s business, financial condition and results of operations.

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

Risks of International Sales; European and Pacific Rim Market Risks

      During fiscal years 2002, 2001 and 2000, approximately 44%, 40%, and 37%, respectively, of the Company’s total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business.* However, there can be no assurance that the Company’s Pacific Rim or European operations will continue to be successful.

      The Company’s international business may be affected by changes in demand resulting from localized economic and market conditions. For example, the Company experienced a decrease in revenues from the Pacific Rim during fiscal years 2002, 2001 and 2000 due to further weakness in the Japanese economy. In addition, the Company’s international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. Continued increases in the value of the U.S. dollar relative to foreign currencies would make the Company’s products sold internationally less price competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. The Company’s international business may further be affected

      * See “Forward-Looking Statements” on page 1.

by risks such as trade restrictions, increases in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Union, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of who are entitled to carry products of the Company’s competitors. There can be no assurance that any of the foregoing risks or issues will not have a material adverse effect on the Company’s business, financial condition and results of operations.

Stock Market Fluctuations

      In recent years, the stock market in general and the market for technology stocks in particular, including the Company’s Common Stock, have experienced extreme price fluctuations. The market price of the Company’s Common Stock may be significantly affected by various factors such as quarterly variations in the Company’s operating results, changes in revenue growth rates for the Company as a whole or for specific geographic areas or products, changes in earning estimates by market analysts, the announcements of new products or product enhancements by the Company or its competitors, speculation in the press or analyst community, and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of the Company’s Common Stock will not experience significant fluctuations in the future.

Economic Downturns

      The Company is subject to the cyclical nature of the economy, both domestic and international. The current downturn or any future downturns may reduce the Company’s revenue. Purchases of the Company’s products are highly dependent on the capital spending needs of the Company’s customers, which are historically minimal during an economic downturn. The economy is highly cyclical and can be characterized by such things as constant and rapid technological change, product obsolescence, price erosion, evolving standards, and fluctuations in product demand. These downturns have been characterized by diminished product demand, production over capacity, higher inventory levels and accelerated erosion of average selling prices. The Company expects continued weakness in the economy for the foreseeable future. The current slowdown and any future downturns may reduce the Company’s revenue and harm the Company’s results of operations.

      The terrorist attacks on September 11, 2001 along the East Coast of the United States may have exacerbated the current economic downturn. Decreased consumer confidence resulting in less travel and fewer purchases by the American consumer may adversely affect the capital spending needs of the Company’s current and potential customers. The possible escalation of military alternatives as a result of the aforementioned attacks may also exacerbate or prolong the current economic downturn. The Company has no clear indication of the length or scope of the current economic downturn.

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

Power Shortages and Blackouts

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

Item 7A.     Quantitative and Qualitative Disclosure About Market Risks

Interest Rate Risk

      The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company invests in high-quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company ensures the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk.

      The Company mitigates default risk by investing in safe and high-quality credit securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

      The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company’s investment portfolio.

	Years Ended June 30,

	2003	2004	2005	2006	2007	Thereafter	Total

	(In thousands)
Cash equivalents and short-term investments
Fixed rate investments	$22,401	4,130	—	—	—	—	$26,531
Average interest rate	2.32%	3.08%	—	—	—	—	2.83%

Foreign Currency Exchange Risk

      The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in certain European and Asian countries. During fiscal years 2002, 2001 and 2000, the Company employed a foreign currency-hedging program utilizing foreign currency forward exchange contracts to hedge local currency cash flows for payroll and other operating expenditures in these countries. Under this program, increases or decreases in the Company’s local currency operating expenses and other cash outflows, as translated into U.S. dollars, are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company’s foreign currency cash outflows rather than to eliminate the possibility of short-term earnings volatility. As of June 30, 2002, the Company’s foreign currency forward exchange contracts were comprised of $2.9 million in British Pounds, $2.4 million in Euros, and $7.0 million in Singapore Dollars.

Foreign Exchange Hedging

      From time to time the Company enters into foreign exchange rate contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. The Company does not enter into these contracts for speculative purposes. The objective of these contracts is to partially offset the impact of foreign currency exchange rate movements on the Company’s operating results. Gains and losses on these contracts are recognized in operations in the period in which gains and losses on the underlying transactions occur. In the event of termination or extinguishments of a contract, associated gains and losses are recognized in operations in the period in which the contract is terminated.

Item 8.     Financial Statements and Supplementary Data

      The financial statements required by this item are incorporated by reference from Part IV Item 15(a) 1 and 2 hereof. The selected quarterly supplementary data is included as part of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 11, 2002, the Board of Directors of the Company, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP (“Arthur Andersen”) as the Company’s independent auditors effective as of June 11, 2002.

      Arthur Andersen’s reports on the financial statements for the two most recent fiscal years have contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the Company’s two most recent fiscal years, and through June 11, 2002, the Company has had no disagreements, as defined in Instruction 4 of Item 304 of Regulation S-K, with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years, and there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

      The Company has provided Arthur Andersen a copy of the above statements, and has received from Arthur Andersen a letter dated June 19, 2002, addressed to the Securities and Exchange Commission stating its agreement with such statements.

      Effective as of June 20, 2002, the Board of Directors of the Company, upon recommendation of its Audit Committee, appointed KPMG LLP (“KPMG”) as the Company’s independent auditors.

      During the Company’s two most recent fiscal years, and through June 20, 2002, the Company has not consulted with KPMG regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

PART III

      Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Stockholders currently scheduled for November 14, 2002, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.     Directors and Executive Officers of the Registrant

      Information regarding the directors of the Company is incorporated by reference to the information under the heading “Election of Directors” in the Registrant’s Proxy Statement.

      Information regarding the executive officers of the Company is incorporated by reference to the section of Part I of this Annual Report on Form 10-K entitled “Item 1 — Business — Executive Officers of the Company”.

      Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement.

Item 11.     Executive Compensation

      Information regarding the compensation of executive officers and directors of the Company is incorporated by reference to the information under the heading “Executive Compensation” and “Certain Transactions with Management” in the Registrant’s Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Registrant’s Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      Incorporated by reference to the information under the caption “Certain Transactions with Management” in the Registrant’s Proxy Statement.

Item 14.     Controls and Procedures

      Not Applicable.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this Annual Report on Form 10-K.

      The following consolidated financial statements of Auspex Systems, Inc. are filed as part of this Annual Report on Form 10-K.

1.     Financial Statements

2.     Financial Statement Schedules

      The following consolidated financial statement schedules for each of the three years in the period ending June 30, 2002, 2001 and 2000 are submitted herewith:

Page

Schedule II — Valuation and Qualifying Accounts and Reserves	58

      (All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.)

3.     Exhibits

      The following exhibits are included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number		Description

3	.1(1)	Certificate of Incorporation of Registrant.
3	.2(19)	Certificate of Amendment to Certificate of Incorporation, dated August 29, 2000.
3	.3(19)	By-laws of Registrant as amended to date.
4	.1(2)	Preferred Shares Rights Agreement between the Registrant and The First National Bank of Boston as Rights Agent dated April 19, 1995.
4	.2(3)	Registration Rights Agreement, dated as of January 18, 2000, between Registrant and the investors named therein.
4	.3(3)	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on January 18, 2000.
10	.1(1)(4)	1988 Stock Option Plan and forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended to date.
10	.2(4)(7)	1993 Directors’ Stock Option Plan, as amended to date.
10	.3(4)(5)	1993 Employee Stock Purchase Plan and forms of Option Agreements, as amended to date.
10	.4(4)(7)	1997 Stock Plan, as amended to date.
10	.5(4)	1998 Non-Statutory Stock Plan and form of Stock Option Agreement, as amended to date.
10	.6(4)(7)	Stock Option Agreement, dated August 1, 2000, between Registrant and Michael S. Worhach.
10	.7(4)(6)	Employee Stock Option agreement, as amended, dated April 18, 2000 between Registrant and Gary J. Sbona.
10	.8(7)	Employee Stock Option Agreement, dated July 3, 2000, between Registrant and Paul Loucas.
10	.9(3)	Form of Warrant to Purchase Common Stock, dated January 18, 2000, issued to certain investors.
10	.10(17)	Share Purchase Agreement, dated as of September 19, 2000, between Registrant and the purchasers referred to therein.
10	.11(17)	Amendment, dated October 11, 2000, to Share Purchase Agreement, dated as of September 27, 2000.
10	.12(3)	Securities Purchase Agreement, dated as of January 18, 2000, between Registrant and the investors listed on the Schedule of Buyers attached thereto.
10	.13(17)	Letter Agreement, dated September 27, 2000, between Halpern Capital Advisors and Registrant.
10	.14(17)	Warrant Purchase Agreement, dated October 17, 2000, between Baruch and Shoshana Halpern and Registrant.
10	.15(17)	Form of Common Stock Purchase Warrant, dated October 17, 2000, issued to Baruch and Shoshana Halpern.

Exhibit
Number		Description

10	.16(4)(6)	Retainer Agreement between Company and Regent Pacific Management Corporation, effective February 15, 2000.
10	.17(18)	Amendment, dated October 17, 2000, to Retainer Agreement between Company and Regent Pacific Management Corporation, dated as of February 15, 2000.
10	.18(21)	Second Amendment, dated November 20, 2001, to Retainer Agreement between Auspex Systems, Inc. and Regent Pacific Management Corporation, dated as of February 15, 2000, as amended on October 17, 2000.
10	.19(1)(4)	401(k) Plan, as amended to date.
10	.20(1)(4)	Summary of Executive Bonus Program.
10	.21(1)(4)	Form of Directors’ and Officers’ Indemnification Agreement with all of its Directors and Officers.
10	.22(1)(8)	OEM Agreement, dated March 9, 1993, between the Registrant and Fuji Xerox Company, Ltd.
10	.23(1)(8)	Distributor Agreement, dated June 6, 1990, between the Registrant and Nissho Electronics Corporation.
10	.24(8)	Distributor Agreement, dated June 6, 1990, between the Registrant and Nissho Electronics Corporation, as amended on July 29, 1997.
10	.25(18)	Authorized Distributor Agreement, dated December 5, 2000, between Registrant and Bell Microproducts, Inc.
10	.26(18)	Authorized Reseller Agreement, dated December 29, 2000, effective December 27, 2000, between Registrant and Insight Direct USA, Inc.
10	.27(1)	U.S. OEM Discount Agreement between the Registrant and Sun Microsystems, Inc., effective as of August 18, 1988, as amended by Addendum dated September 8, 1988 and Addendum dated September 14, 1989.
10	.28(1)	Source Code License between the Registrant and Sun Microsystems, Inc., dated August 31, 1988, as amended on April 30, 1991, February 11, 1992 and March 18, 1992.
10	.29(1)	NFS Software Agreement between the Registrant and Sun Microsystems, Inc., dated September 29, 1988.
10	.30(9)(10)	Software Agreement between the Registrant and AT&T Information Systems Inc., dated June 2, 1988, as amended by Supplement Number 1, Supplement Number 2, dated August 5, 1988, and Supplement Number 3, dated August 10, 1990, as amended on June 28, 1993.
10	.31(9)(10)	Sublicensing Agreement between the Registrant and AT&T Information Systems Inc., dated August 30, 1988, as amended on June 28, 1993.
10	.32(1)	Software Agreement between the Registrant and UNIX System Laboratories, Inc., dated April 29, 1992.
10	.33(1)	License Agreement with the Regents of the University of California, dated June 9, 1988, as amended by Addendum dated October 21, 1988.
10	.34(11)(12)	Intel Corporation Purchase Agreement between Intel Corporation and the Registrant, dated March 22, 1994.
10	.35(13)	Warranty and Service Provider Agreement between the Registrant and AT&T Global Information Systems, dated April 15, 1994.
10	.36(13)	SunSoft Technology License and Distribution Agreement between the Registrant and SunSoft, Inc., dated December 17, 1993.
10	.37(13)	Amendment No. 2 to Lease Agreement between the Registrant and WHC-SIX Real Estate, dated February 28, 1996.
10	.38(13)	Interactive SPARC Software and Sublicensing Agreement between Auspex Systems, Inc. and Interactive systems Corporation, dated November 15, 1991.

Exhibit
Number		Description

10	.39(14)	Lease Agreement by and Between South Bay/ San Tomas Associates and Auspex Systems, Inc., dated January 14, 1997, for 2800 Scott Boulevard, Santa Clara facility.
10	.40(14)	Lease Agreement by and Between South Bay/ San Tomas Associates and Auspex Systems, Inc., dated January 14, 1997, for 2300, 2320, 2330 Central Expressway, Santa Clara facility.
10	.41(15)	Software Support Agreement between the Registrant and AT&T dated July 10, 1997.
10	.42(15)	Software Licensing Agreement between the Registrant and AT&T Corporation dated June 3, 1997, as amended on September 14, 1998.
10	.43(15)	Source License Agreement between the Registrant and Programmed Logic Corp. Dated July 1, 1998; Bundled Hardware OEM Binary License Agreement between the Registrant and Programmed Logic Corp. dated July 1, 1998; Read-Only License Agreement between the Registrant and Programmed Logic Corp. dated July 1, 1998.
10	.44(15)	Master Value Added Distribution Agreement between the Registrant and Fuji Xerox Co. Ltd. Dated May 21, 1997.
10	.45(19)	Line of Credit Agreement, dated March 31, 2001, between the Company and Wells Fargo Bank.
10	.46(20)	Re-seller Agreement with Net Brains, Inc., dated September 9, 2001.
10.47		Re-seller Agreement, dated June 7, 2002, between the Company and Hitachi Data Systems, Asia Pacific.
21.1		Subsidiaries of Registrant.
23.1		Consent of KPMG LLP.
24.1		Power of Attorney (See Page 32).

(1)	Incorporated by reference to exhibits filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-60052), which was declared effective on May 11, 1993.

(2)	Incorporated by reference to Exhibit 1 filed in connection with the Registrant’s Form 8-A, which was filed on April 20, 1995.

(3)	Incorporated by reference to exhibits filed in response to Item 7(c), “Exhibits,” of the Registrant’s Current Report on Form 8-K (File No. 0-21432), which was filed on January 19, 2000.

(4)	Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K pursuant to Item 15(c).

(5)	Incorporated by reference to exhibits filed in connection with the Registrant’s Proxy Statement for the 1999 Annual Meeting of Stockholders, which was filed on October 8, 1999.

(6)	Incorporated by reference to exhibits filed in response to Item 6(a), “Exhibits,” filed in connection with Registrant’s Form 10-Q for the quarter ended March 31, 2000 (File No. 0-21432), which was filed on May 11, 2000.

(7)	Incorporated by reference to exhibits filed in response to Item 8, “Exhibits,” of the Registrant’s Registration Statement on Form S-8 (File No. 333-54900), which was filed February 2, 2001.

(8)	Confidential treatment granted by order effective May 11, 1993.

(9)	Incorporated by reference to identically numbered exhibits filed in connection with Registrant’s Form 10-K for the fiscal year ended June 25, 1993 (File No. 33-60052).

(10)	Confidential treatment granted by order effective January 14, 1994.

(11)	Incorporated by reference to Exhibit 10.1 filed in connection with Registrant’s Form 10-Q for the quarter ended March 31, 1994 (File No. 0-21432), which was filed on May 16, 1994.

(12)	Confidential treatment granted by order effective July 7, 1994.

(13)	Incorporated by reference to exhibits filed in connection with the Registrant’s Form 10-K for the fiscal year ended June 30, 1994 (File No. 0-21432), which was filed on September 28, 1994 and confidential treatment granted by order effective December 5, 1994.

(14)	Incorporated by reference to exhibits filed in connection with Registrant’s Form 10-K for the fiscal year ended June 30, 1997 (File No. 0-21432), which was filed on September 24, 1997.

(15)	Incorporated by reference to exhibits filed in connection with Registrant’s Form 10-K for the fiscal year ended June 30, 1999 (File No. 0-21432), which was filed on September 27, 1999.

(16)	Incorporated by reference to exhibits in connection with Registrant’s Form 10-Q for the quarter ended December 31, 1999, which was filed on February 10, 2000.

(17)	Incorporated by reference to exhibits in connection with Registrant’s Form 10-Q for the quarter ended September 31, 2000 (File No. 0-21432), which was filed on November 14, 2000.

(18)	Incorporated by reference to exhibits in connection with Registrant’s Form 10-Q for the quarter ended December 31, 2000 (File No. 0-21432), which was filed on February 14, 2001.

(19)	Incorporated by reference to exhibits in connection with Registrant’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-21432), which was filed on May 15, 2001.

(20)	Incorporated by reference to exhibits in connection with Registrant’s Form 10-Q for the quarter ended September 31, 2001 (File No. 0-21432), which was filed on November 14, 2001.

(21)	Incorporated by reference to exhibits in connection with Registrant’s Form 10-Q for the quarter ended December 31, 2001 (File No. 0-21432), which was filed on February 14, 2002.

      (b) Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K, filed June 17, 2002, which reported under “Item 4. Changes in Registrants Certifying Accountant.”

The Registrant filed a Current Report on Form 8-K/ A, filed June 21, 2002, which reported under “Item 4. Changes in Registrants Certifying Accountant.”

The Registrant filed a Current Report on Form 8-K, filed June 26, 2002, which reported under “Item 4. Changes in Registrants Certifying Accountant.”

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSPEX SYSTEMS, INC.

By:	/s/ GARY J. SBONA

Gary J. Sbona
Chief Executive Officer

Date: September 26, 2002

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

Signature	Title	Date

/s/ GARY J. SBONA (Gary J. Sbona)	Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2002

/s/ PETER R. SIMPSON (Peter R. Simpson)	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	September 26, 2002

/s/ KARL C. POWELL (Karl C. Powell)	Director	September 26, 2002

/s/ JOHN E. MCNULTY (John E. McNulty)	Director	September 26, 2002

/s/ RICHARD E. CHAPMAN (Richard E. Chapman)	Director	September 26, 2002

SEC FORM OF SECTION 302 CERTIFICATION FOR REPORTS ON FORM 10-K

Certifications

I, Gary J. Sbona, certify that:

1. I have reviewed this annual report on Form 10-K of Auspex Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ GARY J. SBONA

Gary J. Sbona
Chief Executive Officer

Date: September 26, 2002

SEC FORM OF SECTION 302 CERTIFICATION FOR REPORTS ON FORM 10-K

Certifications

I, Peter R. Simpson, certify that:

1. I have reviewed this annual report on Form 10-K of Auspex Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ PETER R. SIMPSON

Peter R. Simpson
Chief Financial Officer

Date: September 26, 2002

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Auspex Systems, Inc.:

      We have audited the accompanying consolidated balance sheet of Auspex Systems, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15(a)2. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits. The accompanying consolidated balance sheet of Auspex Systems, Inc. and subsidiaries as of June 30, 2001 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flow and the financial statement schedule for each of the years in the two-year period ended June 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedules in their report dated July 24, 2001.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auspex Systems, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $188.7 million as of June 30, 2002. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Mountain View, California

August 7, 2002

      The Company is including in this Annual Report on Form 10K, pursuant to guidance stated in SEC FRR 62, the prior years Independent Public Accountants Opinion, from the prior auditors Arthur Andersen, LLP. This report was previously issued by Arthur Andersen, LLP, for filing with our form 10K, for fiscal year ended 2001, and has not been reissued by Arthur Andersen, LLP. This opinion refers to previous financial statements, which are not included in this current filing (balance sheet for the fiscal year ended 2000 and statements referred to for fiscal year ended 1999.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Auspex Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of Auspex Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Jose, California

July 24, 2001

AUSPEX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	June 30,	June 30,	June 30,
	2002	2001	2000

	(In thousands, except
	per share amounts)
Revenues
Product revenue	$10,698	$28,090	$54,607
Service revenue	18,189	23,790	27,592

Total revenues	28,887	51,880	82,199

Cost of Revenues
Cost of product revenue	12,565	19,406	37,657
Cost of service revenue	15,456	19,872	25,805

Total cost of revenues	28,021	39,278	63,462

Gross margin	866	12,602	18,737

Operating Expenses
Marketing and sales	25,818	32,182	41,619
Engineering and development	15,053	19,255	30,616
General and administrative	8,122	8,926	10,184
Restructuring and related charges	6,402	—	17,642

Total operating expenses	55,395	60,363	100,061

Loss from operations	(54,529)	(47,761)	(81,324)

Other Income, Net
Interest income	1,888	4,359	1,708
Interest expense	(134)	(169)	(112)
Other income (expense)	(84)	175	(335)

Total other income, net	1,670	4,365	1,261

Loss before provision for income taxes	(52,859)	(43,396)	(80,063)
Provision for (benefit from) income taxes	(2,851)	895	697

Net loss	(50,008)	(44,291)	(80,760)

Accretion and dividends to preferred stockholders	—	5,174	2,350
Net loss available to common stockholders	$(50,008)	$(49,465)	$(83,110)

Net loss per share
Basic and Diluted	$(1.10)	$(1.18)	$(2.95)

Number of shares used in per share computations
Basic and Diluted	45,496	41,872	28,126

The accompanying notes are an integral part of these consolidated financial statements.

AUSPEX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended

	June 30,	June 30,	June 30,
	2002	2001	2000

	(In thousands)
Net loss	$(50,008)	$(44,291)	$(80,760)
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net of tax	78	70	32
Foreign currency translation adjustment, net of tax	(678)	120	254

Comprehensive loss	$(50,608)	$(44,101)	$(80,474)

The accompanying notes are an integral part of these consolidated financial statements.

AUSPEX SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2002	2001

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current Assets
Cash and cash equivalents	$9,240	$30,499
Short-term investments	20,301	49,294
Accounts receivable, net of allowances of $1,294 and $1,830, respectively	4,292	6,404
Inventories	2,714	2,667
Prepaid expenses and other current assets	3,006	3,130

Total current assets	39,553	91,994

Property and Equipment
Computer and manufacturing equipment	19,632	30,138
System spares	9,854	18,473
Furniture and fixtures	998	1,208
Leasehold improvements	5,625	5,900

	36,109	55,719
Less — accumulated depreciation and amortization	(27,339)	(42,777)

Total property and equipment, net	8,770	12,942

Other Assets	387	123

	$48,710	$105,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,364	$8,685
Accrued liabilities	11,502	13,412
Deferred revenue	5,130	7,838

Total current liabilities	21,996	29,935

Long-Term Liabilities
Accrued Liabilities	862	—
Deferred revenue	122	279

Total liabilities	22,980	30,214

Stockholders’ Equity
Preferred stock, $.001 par value — 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value — 120,000,000 shares authorized; 45,608,836 and 45,192,119 shares issued and outstanding, respectively	46	45
Additional paid-in capital	215,144	213,652
Accumulated deficit	(188,701)	(138,693)
Unrealized gain from available-for-sale securities	137	59
Cumulative translation adjustment	(896)	(218)

Total stockholders’ equity	25,730	74,845

	$48,710	$105,059

The accompanying notes are an integral part of these consolidated financial statements.

AUSPEX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE YEARS ENDED JUNE 30, 2002

							Unrealized
							Gain (Loss)
							From
	Common Stock		Preferred Stock		Additional		Available-	Cumulative
					Paid-in	Accumulated	For-Sale	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Securities	Adjustment	Total

	(In thousands, except share amounts)
BALANCE, JUNE 30, 1999	26,734,762	$27	—	$—	$85,903	$(6,118)	$(43)	$(592)	$79,177
Issuance of common stock to employees	2,104,725	2	—	—	7,096	—	—	—	7,098
Issuance of preferred stock	—	—	25,000	—	24,843	—	—	—	24,843
Conversion of preferred stock into common stock	998,299	1	(6,250)	—	(1)	—	—	—	—
Issuance of common stock dividends	103,018	—	—	—	698	(698)	—	—	—
Accretion of fair value of warrants	—	—	—	—	1,109	(1,109)	—	—	—
Accretion of preferred stock discount	—	—	—	—	543	(543)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	32	—	32
Translation adjustment	—	—	—	—	—	—	—	254	254
Net loss	—	—	—	—	—	(80,760)	—	—	(80,760)

BALANCE, JUNE 30, 2000	29,940,804	30	18,750	—	120,191	(89,228)	(11)	(338)	30,644
Issuance of common stock to employees	535,581	1	—	—	2,576	—	—	—	2,577
Issuance of common stock through private placement	11,320,953	11	—	—	85,534	—	—	—	85,534
Conversion of preferred stock into common stock	3,360,588	3	(18,750)	—	(3)	—	—	—	—
Issuance of common stock dividends	34,193	—	—	—	216	(216)	—	—	—
Accretion of fair value of warrants	—	—	—	—	3,331	(3,331)	—	—	—
Accretion of preferred stock discount	—	—	—	—	1,627	(1,627)	—	—	—
Issuance of warrants for consulting services	—	—	—	—	180	—	—	—	180
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	70	—	70
Translation adjustment	—	—	—	—	—	—	—	120	120
Net loss	—	—	—	—	—	(44,291)	—	—	(44,291)

BALANCE, JUNE 30, 2001	45,192,119	45	—	—	213,652	(138,693)	59	(218)	74,845
Issuance of common stock to employees	416,717	1	—	—	1,410	—	—	—	1,411
Issuance of stock options for consulting services	—	—	—	—	82	—	—	—	82
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	78	—	78
Translation adjustment	—	—	—	—	—	—	—	(678)	(678)
Net loss	—	—	—	—	—	(50,008)	—	—	(50,008)

BALANCE, JUNE 30, 2002	45,608,836	$46	—	$—	$215,144	$(188,701)	$137	$(896)	$25,730

The accompanying notes are an integral part of these consolidated financial statements.

AUSPEX SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	June 30,	June 30,	June 30,
	2002	2001	2000

	(In thousands)
Cash Flows from Operating Activities
Net loss	$(50,008)	$(44,291)	$(80,760)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,450	7,068	9,081
Restructuring and related charges, net of tax	6,402	—	17,642
Provision to inventory reserves	2,403	2,733	8,602
Non-cash consulting expense	82	180	—
Changes in assets and liabilities:
Accounts receivable	2,112	324	13,646
Inventories	(3,576)	(1,455)	(4,851)
Income tax receivable	—	—	4,865
Prepaid expenses and other current assets	124	985	939
Accounts payable	(3,321)	632	(5,263)
Accrued liabilities	(6,291)	(1,028)	(5,735)
Deferred revenue	(2,865)	(744)	(1,719)

Net cash used in operating activities	(48,488)	(35,596)	(43,553)

Cash Flows from Investing Activities
Purchases of available-for-sale short-term investments	(14,147)	(61,567)	(4,791)
Proceeds from sales/maturities of available-for-sale short-term investments	43,218	18,014	15,197
Purchase of property and equipment	(2,311)	(3,801)	(2,682)
Change in other assets	(264)	1,592	657

Net cash (used in) provided by investing activities	26,496	(45,762)	8,381

Cash Flows from Financing Activities
Proceeds from sale of common stock to employees	1,411	2,577	7,098
Proceeds from sale of common stock through private placement	—	85,545	—
Proceeds from sale of preferred stock	—	—	24,843

Net cash provided by financing activities	1,411	88,122	31,941

Effect of Exchange Rate Changes on Cash	(678)	120	254

Net Increase (Decrease) in Cash and Cash Equivalents	(21,259)	6,884	(2,977)
Cash and Cash Equivalents, Beginning of Year	30,499	23,615	26,592

Cash and Cash Equivalents, End of Year	$9,240	$30,499	$23,615

The accompanying notes are an integral part of these consolidated financial statements.

AUSPEX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

1.     Organization and Basis for Presentation

      Auspex Systems, Inc. (the “Company”) was incorporated in 1987 in California and reincorporated in Delaware in 1991. The Company develops, manufactures, markets, sells and supports a line of high-performance UNIX/ Windows NT multi-protocol network file/data servers for the technical workstation market. The Company’s markets are principally in North America, Pacific Rim and Europe and include customers in the technical and commercial computing market. See Note 10 for information on revenues and long-lived assets by geographic area.

      Prior to the first quarter of fiscal year 2000, the Company’s fiscal year ended on the last day of the quarter within the year ended June 30. Beginning fiscal year 2000, the Company is operating and reporting on a 52-53 week fiscal year. Accordingly, the Company’s fiscal year 2000 ended on July 1, 2000, fiscal year 2001 ended on June 30, 2001, and fiscal year 2002 ended on June 29, 2002. The Company’s fiscal quarters end on the Saturday of the thirteenth week of the quarter. For presentation purposes, the financial statements reflect the calendar month-end date. The change in reporting periods did not have a material effect on the accompanying consolidated financial statements.

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. The Company has incurred significant losses, including a net loss of $50.0 million for the twelve-month period ended June 30, 2002. As of June 30, 2002, the Company had an accumulated deficit of $188.7 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern. As of August 24, 2002, the Company has cash, cash equivalents and short-term investment balances of approximately $20.8 million. Management is currently pursuing opportunities to substantially increase revenue in the near future. There can be no assurance that these efforts will be successful. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.     Summary of Significant Accounting Policies

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

      Estimates in the Preparation of Consolidated Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Foreign Currency Translations. The functional currency of the Company’s foreign subsidiaries is the local currency. Accordingly, gains and losses resulting from the translation of the subsidiaries’ financial statements are reported as a separate component of stockholders’ equity.

      Revenue Recognition. The Company generally recognizes revenue on system sales to end users upon shipment. Revenues from upgrade sales are generally recognized at the time the equipment is shipped. Provisions for product sales returns and allowances are recorded in the same period as the related revenue.

      The Company sells its products to end users through its direct sales force, as well as through distributors and resellers. Typically, the Company’s arrangements with distributors contain provisions for price protection and stock rotation allowances. The Company recognizes revenue on sales to distributors in accordance with the provisions set forth by Financial Accounting Standards Board (“FASB”) No. 48, “Revenue Recognition When Right of Return Exists,” provided that the requirements of Statement of Position (“SOP”) No. 97-2

AUSPEX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have also been met. In accordance with FASB No. 48, the Company recognizes revenue upon shipment to distributors provided that a) the price is substantially fixed and determinable at the time of sale; b) the distributor’s obligation to pay the Company is not contingent upon resale of the products; c) title and risk of loss passes to the distributor at time of shipment; d) distributor has economic substance apart from that provided by the Company; e) the Company has no significant obligation to the distributor to bring about resale of the products; and f) future returns can be reasonably estimated.

      The Company records a provision for returns and adjustments based on anticipated adjustments or returns from distributors. Revenue recognized is recorded net of this provision.

      The Company applies the provisions of SOP No. 97-2 “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Accordingly, revenue from product sales is recognized upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the fee is fixed and determinable and collectibility is deemed probable. The Company’s typical sales contracts do not include customer acceptance clauses; however, if uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved.

      When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the undelivered elements in accordance with the “Separate Element Method” prescribed by SOP No. 98-9. Post-contract customer support (“PCS”) services to date have consisted of fees for providing periodic minor software maintenance releases and technical support for the Company’s products. For undelivered PCS, vendor-specific objective evidence is determined by reference to the price of the PCS customers are required to pay when the PCS is sold separately. PCS revenue is initially recorded as deferred revenue and revenue is recognized ratably over the term of the relevant agreement.

      Certain sales transactions may include discounts from the normal published list price. Revenue recognized on such sales transactions are recorded net of the discounts. Typical payment terms for sales transactions is 30 days.

      Service revenue includes installation, maintenance and training, and is recognized ratably over the contractual period or as the services are provided.

      Installation services typically include pre-installation planning, pre-installation site survey, physical installation of the systems, and basic system implementation. Almost all system sales to end users includes these basic installation services but historically there are no installation services provided on sales to distributors (the distributor performs the installation services). The basic installation services do not in any way change the functionality of the systems at the customer site. The Company’s sales cycle is typically several months, and during that time the Company’s sales and service professionals participate in extensive pre-sales activities to identify and define specific customer requirements and configurations. As such, the Company believes that once configured and tested at the Company’s factory, the Company’s systems and software conform to customer specifications prior to delivery at the customer’s site. Since installation services do not typically require significant customization or modification at the customer’s site, the Company does not consider installation services to be a significant obligation at the time of shipment of the systems.

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

AUSPEX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Cash, Cash Equivalents and Short-Term Investments. For purposes of the statement of cash flows, all cash equivalents consist of investments in money market deposits, commercial paper, and US Agency bonds with original maturities of three months or less. Substantially all short-term investments consist of corporate bonds, commercial paper, certificate of deposits, and US Agency bonds, which the Company intends to hold between three and twelve months.

      The Company classifies its investments in debt and equity securities as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses, reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included in other income, net in the consolidated statements of operations.

      At June 30, 2002, the Company’s available-for-sale securities had contractual maturities that expire at various dates through May 2003. The fair value of available-for-sale securities was determined based on quoted market prices at the reporting date for those securities.

AUSPEX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At June 30, 2002 and 2001, the amortized cost basis, aggregate fair value and gross unrealized holding gains (losses) by major security type are as follows (in thousands):

	Amortized	Aggregate	Unrealized
	Cost	Fair Value	Gains (Losses)

June 30, 2002
Available-for-Sale Securities
Corporate Bonds	$10,080	$10,176	$96
Re-purchase Agreements	5,090	5,090	—
US Agency (Gov’t)	7,059	7,098	39
Commercial Paper	3,025	3,027	2
Municipals	1,000	1,000	—
Money Market	140	140	—

Total Investment in Securities	$26,394	$26,531	$137

June 30, 2001
Available-for-Sale Securities
US Agency (Gov’t)	$17,520	$17,554	$34
Auction Rate Securities	7,300	7,300	—
Corporate Bonds	22,336	22,348	12
Money Market	5,951	5,951	—
Re-purchase Agreements	5,390	5,390	—
Municipals	1,000	1,000	—
Commercial paper	16,876	16,889	13

Total Investment in Securities	$76,373	$76,432	$59

      In fiscal years 2002 and 2001, there were no significant gains or losses realized on the Company’s cash equivalents or short-term investments.

      Supplemental Statement of Cash Flows Disclosures. Cash paid for interest during fiscal years 2002, 2001 and 2000 was approximately $131,000, $26,000 and $13,000, respectively. Cash paid for income taxes during fiscal years 2002, 2001 and 2000 was approximately $335,000, $739,000, and $379,000, respectively. Net inventory capitalized into property and equipment was approximately $1,126,000 , $1,151,000 and $2,059,000 for fiscal years 2002, 2001 and 2000, respectively. Preferred stock conversion to common stock was approximately $3,000 for fiscal year 2001.

      Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. The Company’s cash investment policy limits the amount of credit exposure to any one issuer and restricts purchase of these investments from issuers evaluated as creditworthy. Concentrations of credit risk in trade receivables is limited as a result of the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies.

      Fair Value of Financial Instruments. The fair value of our cash, cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short maturity or variable-rate structure of those instruments.

AUSPEX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consisted of the following (in thousands):

	June 30,	June 30,
	2002	2001

Purchased materials	$725	$442
Systems in process	1,924	2,193
Finished goods	65	32

	$2,714	$2,667

      Inventories contained components and assemblies in excess of the Company’s current estimated requirements, which were fully reserved at June 30, 2002 and 2001.

      Inventory capitalized into property and equipment consists primarily of replacement parts (“systems spares”) and internal-use systems. Systems spares consist of a pool of replacement parts utilized by our customer service organization as part of the support and maintenance programs. These replacement parts include items such as printed circuit boards, disk drives and other field replaceable units. Internal-use systems are utilized by our engineering and development groups for testing and verification of our products. These internal use systems are classified as computer and manufacturing equipment. These items are accounted for as property and equipment by transferring the net carrying value from the inventory accounts into property and equipment accounts. These items, once transferred, are no longer available for resale.

      Certain of the Company’s products contain critical components supplied by a single or a limited number of third parties. The Company has an inventory of these critical components so as to ensure an available supply of products for its customers. Any significant shortage of these components or the failure of the third party suppliers to maintain or enhance these components could materially and adversely affect the Company’s results of operations.

      Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Computer and manufacturing equipment	1.5 to 5 years
System spares	2 to 3 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of the lease term or estimated useful life

      Impairment of Long-Lived Assets. The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of.” SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

      Software Development Costs. The Company accounts for software development costs in compliance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Capitalization of software development costs begins upon the determination of technological feasibility. The determination of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including anticipated future gross product revenues, estimated economic life and changes in hardware and software technology.

AUSPEX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on an individual product basis and is the greater of the amount computed on a units-sold basis or straight-line basis over the estimated economic life of the product. Capitalized software development costs were fully amortized as of June 30, 1999.

      Technological feasibility is defined when the Company has performed/completed the following:

When the Product has a Detail Program Design technological feasibility is defined where the following has occurred:

•	The product design and the detail program have been completed, and all the necessary skills, hardware, and software technology are available to produce the product,

•	The Company has verified by documenting and comparing detail product design and product specifications, that the detail design is complete and compatible with the product design, and

•	The Company has determined that there are no uncertainties concerning development issues of a high risk nature, such as novel and unique functions and technological innovations, or such uncertainties have been resolved.

When there is no Detail Program Design:

•	The Company has a finished product design and a working model of the software, and

•	The Company has verified, by testing, that the product design and the working model are complete and compatible.

Also, since the Company’s software is used as an integral part of the Company’s product (hardware), the Company does not capitalize until both:

•	Technological feasibility has been established for the software, and

•	All research and development activities for the other components of the product have been completed.

      During fiscal years 2002, 2001 and 2000, no costs were capitalized because, soon after the software achieved technological feasibility, the product was available for general release to customers.

      Accrued Liabilities. Accrued liabilities consisted of the following (in thousands):

	June 30,	June 30,
	2002	2001

Payroll, bonus and vacation	$3,457	$3,796
Restructuring	2,128	1,347
Other	6,779	8,269

	$12,364	$13,412

      Net Loss Per Share. Basic net loss per share is computed based only on the weighted average number of common shares outstanding during the period and does not give effect to the dilutive effect of common equivalent shares, such as stock options and conversion of preferred stock. Diluted net loss per share is computed based on the weighted average number of common shares plus dilutive potential common shares calculated in accordance with the treasury stock method.

AUSPEX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended June 30,

	2002	2001	2000

Net loss	$(50,008)	$(44,291)	$(80,760)

Basic Loss Per Share
Net loss available to common stockholders	$(50,008)	$(49,465)	$(83,110)
Weighted average common shares outstanding	45,496	41,872	28,126

Basic net loss per share	$(1.10)	$(1.18)	$(2.95)

Diluted Net Loss Per Share
Net loss available to common stockholders	$(50,008)	$(49,465)	$(83,110)

Weighted average common shares outstanding	45,496	41,872	28,126
Dilutive potential common shares from stock options	—	—	—

Weighted average common shares and dilutive potential common shares	45,496	41,872	28,126

Diluted net loss per share	$(1.10)	$(1.18)	$(2.95)

      All weighted average stock options and warrants outstanding during fiscal years 2002, 2001 and 2000, of approximately 17,282,211, 13,073,564 and 7,844,658 shares respectively, were excluded from the computation of diluted loss per share since their inclusion would have been anti-dilutive due to the net loss available to common stockholders.

      Employee Stock Plans. In accordance with the provisions of SFAS No. 123,“Accounting for Stock-Based Compensation,” the Company applies Accounting Principles Board (“APB”) Opinion No. 25,“Accounting for Stock Issued to Employees” and related interpretations to account for its employee stock option and stock purchase plans, and accordingly, does not recognize compensation expense when the exercise price equals the fair market value of the Company’s stock on the date of grant. Note 7 of the Notes to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net loss and net loss per share as if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

      Comprehensive Income. The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” in the first quarter of fiscal year 1999. SFAS No. 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. The Company’s comprehensive loss includes unrealized holding gains (losses) on available-for-sale securities and foreign currency translation adjustments, for which the tax effects were not significant.

      Segments. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” SFAS No. 131 changes the way companies report selected segment information in annual financial statements and also requires companies to report selected segment information in interim financial reports to stockholders. The Company operates in one reportable segment. SFAS No. 131 has been implemented by the Company. Note 10 to the Consolidated Financial Statements contains a summary table of industry segment, geographic and customer information.

      New Accounting Pronouncements. In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary

AUSPEX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

item, net of related tax effect was rescinded, and as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not expect the adoption of SFAS 145 to have a material impact on our financial position or results of operations.

      In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with an exit or disposal activity. SFAS 146 nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 also established fair value as the objective for initial measurement of liabilities related to exit or disposal activities. We are required to adopt the provisions of SFAS 146 as of January 1, 2003. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

      In August 2001, the FASB, issued SFAS, No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement states that companies should recognize the asset retirement cost, at their fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 15, 2002, which for the Company will be its fiscal year beginning July 1, 2002. The Company has not yet determined the effect SFAS No. 143 will have on its consolidated financial position, results of operations, or cash flows.

      In August 2001, the FASB issued SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. This Statement will be effective for fiscal years beginning after December 15, 2001, which for the Company will be its fiscal year beginning July 1, 2002. Auspex has not yet determined the effect SFAS No. 144 will have on its consolidated financial position, results of operations, or cash flows.

3.     Line of Credit

      In March 2001, the Company entered into a revolving line of credit agreement with a bank under which it can borrow up to $15,000,000. This agreement replaced the line of credit agreement entered into on December 1999. The line of credit bears interest either at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by the bank to be a rate of 1.5 percentage points above the LIBOR rate in effect on the first day of the applicable term. The line of credit expires on March 31, 2003. At June 30, 2002 there were no borrowings outstanding under the line of credit agreement. As of June 30, 2002, there were commitments against the line of credit for letters of credit totaling approximately $676,000. The line of credit requires the Company to keep on deposit cash investments with the Company’s lending institution that is equal to the amount of the line of credit.

4.     Commitments and Contingencies

      Facilities and equipment are leased under various operating leases. Rent expense was approximately $5,221,300, $3,960,000, and $6,300,000 for fiscal years 2002, 2001 and 2000, respectively. During 1997, the Company entered into lease agreements for four buildings in Santa Clara, California. The leases for these

AUSPEX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities commenced in March 1998 and expire in February 2010. During fiscal year 2000, the Company renegotiated the existing lease agreements for the facilities in Santa Clara and consolidated from four buildings into one building, and was released from all remaining lease obligations related to the vacated buildings.

      As of June 30, 2002, future minimum gross lease payments under non-cancelable leases were as follows (in thousands):

Operating
Years Ending June 30,	Leases

2003	$4,212
2004	2,546
2005	2,220
2006	1,852
2007	1,757
Thereafter	4,642

Total minimum lease payments	$17,229

5.     Related Party Transactions

      On February 15, 2000, Mr. Gary J. Sbona replaced Mr. Bruce N. Moore as the Company’s Chief Executive Officer and Chairman of the Board of Directors, and the Company entered into an agreement with Regent Pacific Management Corporation, (“Regent Pacific”) a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the agreement, Regent Pacific will provide management services to the Company, including the services of Mr. Sbona as Chief Executive Officer, one of a five person Regent Pacific management team. The agreement has a 26-month term and may be cancelled by the Company after expiration of the initial 20-month period, with a minimum compensation to Regent Pacific of $6,500,000 for that initial period. The Company relies on Regent Pacific Management Corporation for the management of Auspex and the loss of these services could adversely affect the Company’s business.

      On November 20, 2001, the Company and Regent Pacific, amended the original retainer agreement to extend the expiration of Regent Pacific’s services through June 30, 2003, including a non-cancelable period which extends through December 31, 2002. In addition, the Company has granted options to purchase 712,500 shares of Common Stock to Mr. Sbona during fiscal 2002. Mr. Dunnigan has been granted options to purchase 427,500 shares of Common Stock. Mr. Simpson and Mr. Garvey have been granted options to purchase 308,750 shares of Common Stock, each. Mr. Service has been granted options to purchase 47,500 shares of Common Stock. These options vest and becomes fully exercisable upon a Change of Control or if the Retainer Agreement is terminated without cause.

      As part of the agreement with Regent Pacific, in February 2000, the Company granted Mr. Sbona 2,400,000 stock options which became fully vested over one year and expire after five years. As part of the extension of the agreement with Regent Pacific, in October 2000, the Company granted Mr. Sbona an additional 750,000 stock options which became fully vested over one year and expire after ten years.

      The Company and Kindred Healthcare have entered into an agreement in which the Company has sold $207,000 worth of data storage equipment to Kindred Healthcare for its internal needs. Mr. Richard Chapman, a Director of the Company, serves as Chief Administrative and Information Officer, as well as, Senior Vice President, of Kindred Healthcare.

AUSPEX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Restructuring and Related Charges

      During the fiscal year ended June 30, 2002, the Company recorded restructuring charges totaling $6.4 million which consisted of $2.7 million for severance and termination benefits, $2.5 million for payments under non-cancelable operating leases for abandoned facilities and excess equipment and assets and $1.2 million for write-offs relating to the disposal of excess equipment and other assets. These charges reflected steps the Company took to enhance the financial health of the Company, streamline operations and reduce overall costs. The major components of the restructuring were as follows:

•	The Company terminated 150 employees, comprised of 77 employees from general administration and operations, 56 employees from sales and marketing, and 17 employees from engineering,

•	The Company consolidated and closed various sales and service field offices worldwide, and

•	The Company disposed of idle assets and terminated and accrued for operating leases for excess assets and facilities.

      The Company substantially completed the employee severance and benefits portion of the restructuring by January 2002. The principal cash requirements for the restructuring consist of payments relating to the termination of leases and severance packages for terminated employees.

      The restructuring activities did not disrupt operations significantly during the fiscal year ended June 30, 2002. The Company expects the restructuring to reduce its operating expenses by approximately $24 million per year.* The Company began to realize these savings during January 2002.

      In the quarter ended March 31, 2000, the Company recorded restructuring charges totaling approximately $17,642,000. These charges reflect steps the Company took to strengthen its competitiveness in the growing Network Attached Storage market, streamline operations and reduce overall costs. The restructuring charges are comprised primarily of $3,800,000 for reduction of personnel and $13,842,000 to retire excess equipment and other assets related to the restructuring of company operations. In connection with the restructuring charges taken in the quarter ended March 31, 2000, the Company terminated 169 employees and consolidated all of its Santa Clara headquarters activities into one facility. The Company substantially completed the implementation of the restructuring plan at the end of May 2000. Therefore the Company decided to restructure in the following manner:

•	The Company terminated 169 employees, comprised of 62 employees from general administration and operations, 55 employees from sales and marketing, and 52 employees from engineering,

•	The Company consolidated its Santa Clara headquarters, which had previously consisted of three buildings, into one building, and

•	The Company retired idled assets and operational leases.

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

      * See “Forward-Looking Statements” on page 1.

AUSPEX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The remaining cash requirements relating to the restructuring for fiscal year 2003, 2004, 2005, and 2006 are expected to be $1.3 million, $495,500, $324,000, and $42,000, respectively.

      The following table summarizes the Company’s restructuring activity for the fiscal years ended 2002, 2001 and 2000, respectively, (in thousands):

			Excess
	Severance		Equipment
	and	Excess	and Other
	Benefits	Facilities	Assets	Total

Reserve balances, June 30, 1999	$—	$314	$138	$452

Restructuring amounts	3,800	—	13,842	17,642
Cash Charges	(3,511)	(314)	—	(3,825)
Non-cash charges	—	—	(10,012)	(10,012)

Reserve balances, June 30, 2000	289	—	3,968	4,257

Reclassifications	597	—	(597)	—
Cash Charges	(788)	—	(2,122)	(2,910)

Reserve balances, June 30, 2001	98	—	1,249	1,347

Restructuring amounts	2,744	1,796	1,862	6,402
Non-cash charges	—	—	(1,159)	(1,159)
Cash Charges	(2,842)	(333)	(1,287)	(4,462)

Reserve balances, June 30, 2002	$—	$1,463	$665	$2,128

7.     Stock Option and Stock Purchase Plans

      The Company has four stock option plans, the 1988 Employee Stock Option Plan (“1988 Plan”), the 1997 Stock Plan (“1997 Plan”), the 1998 Non-Statutory Stock Option Plan (“1998 Plan”) and the Directors’ Stock Option Plan (“Directors’ Plan”), and an employee stock purchase plan (“1993 Employee Stock Purchase Plan”). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized for any employees.

AUSPEX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

	2002	2001	2000

Net loss available to common shareholders:
As reported	$(50,008)	$(49,465)	$(83,110)
Pro forma	$(58,940)	$(86,226)	$(92,859)
Basic and Diluted net loss per share:
As reported	$(1.10)	$(1.18)	$(2.95)
Pro forma	$(1.30)	$(2.06)	$(3.30)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 2.3%, 5.1% and 5.8%, respectively; expected volatility of 105%, 130% and 144%, respectively; no expected dividends, and an expected life of 0.55, 0.52 and 0.53 years beyond the vest date for each year’s vesting increment of an option.

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

      The Company may sell up to 2,100,000 shares of stock to its regular full-time employees under the 1993 Employee Stock Purchase Plan. The Company has sold 295,795, 197,744 and 152,859 shares in 2002, 2001 and 2000, respectively, and has sold 1,937,839 shares through June 30, 2002. The Company sells shares at 85% of the lower of the stock’s closing market price on the subscription or purchase date of the six-month offering period. The weighted-average fair value of shares sold in 2002, 2001 and 2000, respectively, was $2.87, $5.25 and $6.49, respectively.

      The Company could grant options for up to 10,000,000 shares under the 1988 Plan which expired in April 1998. The Company has 188,948 options outstanding at June 30, 2002, which expired April 1998. The option exercise price is not less than 100% of the fair value of the shares on the date of grant, except that non-statutory options may be granted at 85% of such fair value. The 1988 Plan options are fully vested after five years and expire after ten years. For options granted after November 20, 1997, options are generally fully vested after four years and expire after ten years.

      Stockholders approved the 1997 Plan in April 1998 and amended it in August 2000. The Company may grant options for up to 9,250,000 shares under the 1997 Plan. The Company has 8,911,485 options outstanding at June 30, 2002, under the 1997 Plan. The option exercise price is not less than 100% of the fair value of the shares on the date of grant, except that non-statutory options may be granted at 85% of such fair value. The 1997 Plan options are generally fully vested after two years and expire after ten years.

      The Board of Directors approved the 1998 Plan in August 1998. The Company may grant options for up to 3,000,000 shares under the 1998 Plan. The Company has 2,483,223 options outstanding at June 30, 2002, under the 1998 plan. The options exercise price is not less than 100% of the fair value of the shares on the date of grant. The 1998 Plan options are generally fully vested after two years and expire after ten years.

      Stockholders approved the Directors’ Plan in March 1993 and amended it in August and November 2000. The Company may grant options for up to 825,000 shares under the Directors’ Plan. The Company has 75,000 options outstanding at June 30, 2002 under the Director’s Plan. The option exercise price equals the closing price of the stock on the day of the grant. Options are automatically granted to each outside member of

AUSPEX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Board of Directors on the first business day of the fiscal year. The options are generally fully vested after two years and expire after ten years.

      A summary of the status of the Company’s stock option plans at June 30, 2002, 2001 and 2000 incorporating changes during the years then ended is presented in the table below (share amounts in thousands):

	2002		2001		2000
	Weighted-Avg.		Weighted-Avg.		Weighted-Avg.

		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	10,902	$7.80	6,239	$7.52	4,857	$4.68
Granted	6,651	$1.61	6,250	$7.83	6,083	$7.74
Exercised	(121)	$4.65	(338)	$4.55	(1,952)	$3.13
Cancelled	(2,377)	$6.98	(1,249)	$7.39	(2,749)	$6.20

Outstanding at end of year	15,055	$5.22	10,902	$7.80	6,239	$7.52

Exercisable end of year	10,499	$6.11	7,525	$7.96	1,605	$7.26

Weighted fair value per option granted		$0.75		$5.11		$4.75

	June 30, 2002

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-Average		Weighted-Average
Range of Exercise Prices	Number	Remaining Years	Exercise Price	Number	Exercise Price

$0.55 - $6.25	7,398	9.19	$1.90	3,856	$1.96
$6.28 - $7.34	2,420	8.06	$6.89	1,666	$6.73
$7.50 - $9.44	4,084	4.90	$8.91	3,987	$8.94
$9.69 - $12.38	1,153	8.18	$9.96	990	$9.87

$0.55 - $12.38	15,055	7.77	$5.22	10,499	$6.11

      Stockholder Rights Plan. During 1995, the Company established a stock purchase rights plan (“the Rights Plan”), under which stockholders may be entitled to purchase stock in the Company, or in an acquirer of the Company at a discounted price in the event of certain efforts to acquire control of the Company. The rights expire on the earliest of (a) April 19, 2005, (b) exchange or redemption of the rights pursuant to the Rights Plan, or (c) consummation of a merger or consolidation.

8.	Preferred Stock

      On January 18, 2000, the Company sold $25 million of its Series B Convertible Preferred Stock to four institutional investors in a private placement. The Series B Convertible Preferred Stock is non-voting, carries a 7% per annum cumulative dividend, which may be paid in cash or Common Stock, and is convertible into the Company’s Common Stock at an 8% discount. In connection with the sale, the Company issued four-year warrants to purchase an aggregate of 1,605,136 shares of the Company’s Common Stock at a price of $8.5663 per share. During the years ended June 30, 2001 and 2000, the Company recorded $5,174,000 and $2,350,000, respectively, in dividends to holders of the Series B Convertible Preferred Stock as a result of the 7% dividend, the 8% conversion discount and the warrants. Each share of Preferred Stock has a liquidation value of $1,000.

AUSPEX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the $2,350,000 charge taken for fiscal year 2000 are as follows: $698,000 for Common Stock issued as preferred stock dividends, $1,109,000 for the fair market value of the warrants issued based on the Black-Scholes model, and $543,000 for the charge relating to the beneficial conversion feature.

      On September 15, 2000 all Series B Preferred Stock was converted into Common Stock, and as a result of this redemption all prorated accounting charges related to the dividends, warrants and Beneficial Conversion Feature have been fully recognized during the first quarter of fiscal year 2001.

      The components of the $5,174,000 charge taken for fiscal year 2001 are as follows: $216,000 for Common Stock issued as preferred stock dividends, $3,331,000 for the fair market value of the warrants issued based on the Black-Scholes model, and $1,627,000 for the charge relating to the beneficial conversion feature.

9.	Income Taxes

      The provision for (benefit from) income taxes is based upon the income (loss) before income taxes as follows (in thousands):

	Years Ended June 30,

	2002	2001	2000

Domestic	$(47,076)	$(38,916)	$(80,481)
Foreign	$(5,783)	$(4,480)	$418

Total	$(52,859)	$(43,396)	$(80,063)

      The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended June 30,

	2002	2001	2000

Current:
Federal	$(2,851)	$—	$—
State	—	50	80
Foreign	—	845	617

	(2,851)	895	697

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Net tax provision (benefit from)	$(2,851)	$895	$697

AUSPEX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for (benefit from) income taxes is reconciled with the Federal statutory rate as follows:

	Years Ended June 30,

	2002	2001	2000

Benefit computed at Federal statutory @ 35% rate	$(18,501)	$(15,189)	$(28,022)
Net increase in valuation allowance	16,992	18,804	42,205
State taxes, net of Federal tax benefit	(2,173)	(1,833)	(3,585)
Research and development and other credits	—	(1,732)	(1,163)
Foreign taxes and other	831	845	(8,738)

Net tax provision	$(2,851)	$895	$697

Net effective tax rate	5%	(2)%	(1)%

      The components of the net deferred tax asset are as follows:

	June 30,	June 30,
	2002	2001

Net operating losses	$75,509	$57,999
Depreciation and asset basis differences	2,017	2,561
Inventory reserve	2,103	1,908
Other reserves and accruals, not currently deductible for tax purposes	1,830	2,493
Restructuring reserve	837	530
Tax Credits and other	9,295	9,108

Gross deferred tax asset	$91,591	$74,599
Less: valuation allowance	(91,591)	(74,599)

Net deferred tax asset	$—	$—

      As of June 30, 2002, the Company had gross deferred tax assets of approximately $92 million. Due to the uncertainty surrounding the realization of the future tax attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax assets.

      As of June 30, 2002, the Company had NOL carryforwards of approximately $205.0 million and $195.0 million for federal and state tax purposes, respectively. If not utilized, the federal NOL carryforwards expire by 2022 and the state NOL carryforwards will expire by 2007. The Company also has research credits of approximately $5.8 million and $3.5 million for federal and state tax purposes, respectively. If not utilized, the federal research credits begin to expire through 2022.

      During the fourth quarter for the year ended June 30, 2002, we recorded an income tax benefit of $2.8 million. The recorded tax benefit for the year ended June 30, 2002, reflects a one-time tax refund, which resulted from new tax changes that extended the net tax operating loss carryback period from two to five years, and eliminated the limitation on utilization of net operating losses against alternative minimum taxable income.

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

AUSPEX SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues and long-lived assets by geography (net of accumulated depreciation) consisted of the following as of, and for the years ended, June 30, (in thousands):

	2002		2001		2000

		Long-Lived		Long-Lived		Long-Lived
	Revenue	Assets	Revenue	Assets	Revenue	Assets

North America	$16,160	$8,131	$31,329	$12,020	$52,192	$14,189
Europe	7,760	293	9,364	515	18,564	493
Pacific Rim	4,967	346	11,188	408	11,443	377

Total	$28,887	$8,770	$51,880	$12,942	$82,199	$15,059

      In the fiscal year 2002, one customer accounted for 11% of revenues. In fiscal year 2001, this same customer accounted for 16% of total revenues. In fiscal year 2000, no one customer accounted for 10% or more of total revenues.

11.     Retirement Plan

      The Company has a deferred compensation plan for all employees. Under the plan, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, eligible employees may contribute from 1% to 15% of their pretax compensation, up to the annual limits imposed by the Internal Revenue Service. The Company contribution to the plan is 50% of up to $3,000 in employee contribution for a maximum company contribution of $1,500.

CONSENT OF KPMG LLP

To the Board of Directors

Auspex Systems, Inc.:

      We hereby consent to the incorporation by reference into the Company’s previously filed Registration Statements on Form S-8 (Nos. 33-67100, 33-76640, 333-00886, 333-56305, 333-71115, 333-56307, 333-94545 and 333-54900) and Registration Statements and on Form S-3 (Nos. 333-40452, 333-48210 and 333-30672) of our report dated August 7, 2002, with respect to the consolidated balance sheet of Auspex Systems, Inc. as of June 30, 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended, and the related financial statement schedule, which report appears in the June 30, 2002 annual report on Form 10-K of Auspex Systems, Inc.

      Our report dated August 7, 2002 contains an explanatory paragraph that states that the Company has suffered recurring losses from operations and has an accumulated deficit of $188.7 million as of June 30, 2002, which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of that uncertainty.

/s/ KPMG LLP

Mountain View, California

September 26, 2002

AUSPEX SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions	Additions
	Balance at	Charged	Charged		Balance at
	Beginning	to	Against		End
Description	of Period	Expense	Revenues	Deductions	of Period

	(In thousands)
Accounts Receivable Allowances:
Year ended June 30, 2000	$1,407	$—	$703	$(390)	$1,720
Year ended June 30, 2001	1,720	—	63	47	1,830
Year ended June 30, 2002	1,830	—	(63)	(473)	1,294
Inventory Reserves:
Year ended June 30, 2000	8,463	8,602	—	(12,301)	4,764
Year ended June 30, 2001	4,764	2,733	—	(2,353)	5,144
Year ended June 30, 2002	5,144	2,403	—	(1,880)	5,667
Restructuring Reserve:
Year ended June 30, 2000	452	17,642	—	(13,837)	4,257
Year ended June 30, 2001	4,257	—	—	(2,910)	1,347
Year ended June 30, 2002	$1,347	$6,402	$—	$(5,621)	$2,128

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Certificate of Incorporation of Registrant.
3.2(19)	Certificate of Amendment to Certificate of Incorporation, dated August 29, 2000.
3.3(19)	By-laws of Registrant as amended to date.
4.1(2)	Preferred Shares Rights Agreement between the Registrant and The First National Bank of Boston as Rights Agent dated April 19, 1995.
4.2(3)	Registration Rights Agreement, dated as of January 18, 2000, between Registrant and the investors named therein.
4.3(3)	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on January 18, 2000.
10.1(1)(4)	1988 Stock Option Plan and forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended to date.
10.2(4)(7)	1993 Directors’ Stock Option Plan, as amended to date.
10.3(4)(5)	1993 Employee Stock Purchase Plan and forms of Option Agreements, as amended to date.
10.4(4)(7)	1997 Stock Plan, as amended to date.
10.5(4)	1998 Non-Statutory Stock Plan and form of Stock Option Agreement, as amended to date.
10.6(4)(7)	Stock Option Agreement, dated August 1, 2000, between Registrant and Michael S. Worhach.
10.7(4)(6)	Employee Stock Option agreement, as amended, dated April 18, 2000 between Registrant and Gary J. Sbona.
10.8(7)	Employee Stock Option Agreement, dated July 3, 2000, between Registrant and Paul Loucas.
10.9(3)	Form of Warrant to Purchase Common Stock, dated January 18, 2000, issued to certain investors.
10.10(17)	Share Purchase Agreement, dated as of September 19, 2000, between Registrant and the purchasers referred to therein.
10.11(17)	Amendment, dated October 11, 2000, to Share Purchase Agreement, dated as of September 27, 2000.
10.12(3)	Securities Purchase Agreement, dated as of January 18, 2000, between Registrant and the investors listed on the Schedule of Buyers attached thereto.
10.13(17)	Letter Agreement, dated September 27, 2000, between Halpern Capital Advisors and Registrant.
10.14(17)	Warrant Purchase Agreement, dated October 17, 2000, between Baruch and Shoshana Halpern and Registrant.
10.15(17)	Form of Common Stock Purchase Warrant, dated October 17, 2000, issued to Baruch and Shoshana Halpern.
10.16(4)(6)	Retainer Agreement between Company and Regent Pacific Management Corporation, effective February 15, 2000.
10.17(18)	Amendment, dated October 17, 2000, to Retainer Agreement between Company and Regent Pacific Management Corporation, dated as of February 15, 2000.
10.18(21)	Second Amendment, dated November 20, 2001, to Retainer Agreement between Auspex Systems, Inc and Regent Pacific Management Corporation, dated as of February 15, 2000, as amended on October 17, 2000.
10.19(1)(4)	401(k) Plan, as amended to date.
10.20(1)(4)	Summary of Executive Bonus Program.
10.21(1)(4)	Form of Directors’ and Officers’ Indemnification Agreement with all of its Directors and Officers.

Exhibit
Number	Description

10.22(1)(8)	OEM Agreement, dated March 9, 1993, between the Registrant and Fuji Xerox Company, Ltd.
10.23(1)(8)	Distributor Agreement, dated June 6, 1990, between the Registrant and Nissho Electronics Corporation.
10.24(8)	Distributor Agreement, dated June 6, 1990, between the Registrant and Nissho Electronics Corporation, as amended on July 29, 1997.
10.25(18)	Authorized Distributor Agreement, dated December 5, 2000, between Registrant and Bell Microproducts, Inc.
10.26(18)	Authorized Reseller Agreement, dated December 29, 2000, effective December 27, 2000, between Registrant and Insight Direct USA, Inc.
10.27(1)	U.S. OEM Discount Agreement between the Registrant and Sun Microsystems, Inc., effective as of August 18, 1988, as amended by Addendum dated September 8, 1988 and Addendum dated September 14, 1989.
10.28(1)	Source Code License between the Registrant and Sun Microsystems, Inc., dated August 31, 1988, as amended on April 30, 1991, February 11, 1992 and March 18, 1992.
10.29(1)	NFS Software Agreement between the Registrant and Sun Microsystems, Inc., dated September 29, 1988.
10.30(9)(10)	Software Agreement between the Registrant and AT&T Information Systems Inc., dated June 2, 1988, as amended by Supplement Number 1, Supplement Number 2, dated August 5, 1988, and Supplement Number 3, dated August 10, 1990, as amended on June 28, 1993.
10.31(9)(10)	Sublicensing Agreement between the Registrant and AT&T Information Systems Inc., dated August 30, 1988, as amended on June 28, 1993.
10.32(1)	Software Agreement between the Registrant and UNIX System Laboratories, Inc., dated April 29, 1992.
10.33(1)	License Agreement with the Regents of the University of California, dated June 9, 1988, as amended by Addendum dated October 21, 1988.
10.34(11)(12)	Intel Corporation Purchase Agreement between Intel Corporation and the Registrant, dated March 22, 1994.
10.35(13)	Warranty and Service Provider Agreement between the Registrant and AT&T Global Information Systems,dated April 15, 1994.
10.36(13)	SunSoft Technology License and Distribution Agreement between the Registrant and SunSoft, Inc., dated December 17, 1993.
10.37(13)	Amendment No. 2 to Lease Agreement between the Registrant and WHC-SIX Real Estate, dated February 28, 1996.
10.38(13)	Interactive SPARC Software and Sublicensing Agreement between Auspex Systems, Inc. and Interactive systems Corporation, dated November 15, 1991.
10.39(14)	Lease Agreement by and Between South Bay/San Tomas Associates and Auspex Systems, Inc., dated January 14, 1997, for 2800 Scott Boulevard, Santa Clara facility.
10.40(14)	Lease Agreement by and Between South Bay/ San Tomas Associates and Auspex Systems, Inc., dated January 14, 1997, for 2300, 2320, 2330 Central Expressway, Santa Clara facility.
10.41(15)	Software Support Agreement between the Registrant and AT&T dated July 10, 1997.
10.42(15)	Software Licensing Agreement between the Registrant and AT&T Corporation dated June 3, 1997, as amended on September 14, 1998.
10.43(15)	Source License Agreement between the Registrant and Programmed Logic Corp. Dated July 1, 1998; Bundled Hardware OEM Binary License Agreement between the Registrant and Programmed Logic Corp. dated July 1, 1998; Read-Only License Agreement between the Registrant and Programmed Logic Corp. dated July 1, 1998.

Exhibit
Number	Description

10.44(15)	Master Value Added Distribution Agreement between the Registrant and Fuji Xerox Co. Ltd. Dated May 21, 1997.
10.45(19)	Line of Credit Agreement, dated March 31, 2001, between the Company and Wells Fargo Bank.
10.46(20)	Re-seller Agreement with Net Brains, Inc., dated September 9, 2001
10.47	Re-seller Agreement, dated June 7, 2002, between the Company and Hitachi Data Systems, Asia Pacific
21.1	Subsidiaries of Registrant.
23.1	Consent of KPMG LLP.
24.1	Power of Attorney (See Page 32).

(1)	Incorporated by reference to exhibits filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-60052), which was declared effective on May 11, 1993.

(2)	Incorporated by reference to Exhibit 1 filed in connection with the Registrant’s Form 8-A, which was filed on April 20, 1995.

(3)	Incorporated by reference to exhibits filed in response to Item 7(c), “Exhibits,” of the Registrant’s Current Report on Form 8-K (File No. 0-21432), which was filed on January 19, 2000.

(4)	Designates management contract or compensatory plan arrangements required to be filed as an exhibit of this Annual Report on Form 10-K pursuant to Item 14(c).

(5)	Incorporated by reference to exhibits filed in connection with the Registrant’s Proxy Statement for the 1999 Annual Meeting of Stockholders, which was filed on October 8, 1999.

(6)	Incorporated by reference to exhibits filed in response to Item 6(a), “Exhibits,” filed in connection with Registrant’s Form 10-Q for the quarter ended March 31, 2000 (File No. 0-21432), which was filed on May 11, 2000.

(7)	Incorporated by reference to exhibits filed in response to Item 8, “Exhibits,” of the Registrant’s Registration Statement on Form S-8 (File No. 333-54900), which was filed February 2, 2001.

(8)	Confidential treatment granted by order effective May 11, 1993.

(9)	Incorporated by reference to identically numbered exhibits filed in connection with Registrant’s Form 10-K for the fiscal year ended June 25, 1993 (File No. 33-60052).

(10)	Confidential treatment granted by order effective January 14, 1994.

(11)	Incorporated by reference to Exhibit 10.1 filed in connection with Registrant’s Form 10-Q for the quarter ended March 31, 1994 (File No. 0-21432), which was filed on May 16, 1994.

(12)	Confidential treatment granted by order effective July 7, 1994.

(13)	Incorporated by reference to exhibits filed in connection with the Registrant’s Form 10-K for the fiscal year ended June 30, 1994 (File No. 0-21432), which was filed on September 28, 1994 and confidential treatment granted by order effective December 5, 1994.

(14)	Incorporated by reference to exhibits filed in connection with Registrant’s Form 10-K for the fiscal year ended June 30, 1997 (File No. 0-21432), which was filed on September 24, 1997.

(15)	Incorporated by reference to exhibits filed in connection with Registrant’s Form 10-K for the fiscal year ended June 30, 1999 (File No. 0-21432), which was filed on September 27, 1999.

(16)	Incorporated by reference to exhibits in connection with Registrant’s Form 10-Q for the quarter ended December 31, 1999, which was filed on February 10, 2000.

(17)	Incorporated by reference to exhibits in connection with Registrant’s Form 10-Q for the quarter ended September 31, 2000 (File No. 0-21432), which was filed on November 14, 2000.

(18)	Incorporated by reference to exhibits in connection with Registrant’s Form 10-Q for the quarter ended December 31, 2000 (File No. 0-21432), which was filed on February 14, 2001.

(19)	Incorporated by reference to exhibits in connection with Registrant’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-21432), which was filed on May 15, 2001.

(20)	Incorporated by reference to exhibits in connection with Registrant’s Form 10-Q for the quarter ended September 31, 2001 (File No. 0-21432), which was filed on November 14, 2001.

(21)	Incorporated by reference to exhibits in connection with Registrant’s Form 10-Q for the quarter ended December 31, 2001 (File No. 0-21432), which was filed on February 14, 2002.

      (b) Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K, filed June 17, 2002, which reported under “Item 4. Changes in Registrants Certifying Accountant.”

The Registrant filed a Current Report on Form 8-K/A, filed June 21, 2002, which reported under “Item 4. Changes in Registrants Certifying Accountant.”

The Registrant filed a Current Report on Form 8-K, filed June 26, 2002, which reported under “Item 4. Changes in Registrants Certifying Accountant.”