Form 10-Q
period 2002-09-30
AUSPEX SYSTEMS INC
filed 2002-11-12
CIK 860749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-21432

AUSPEX SYSTEMS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	93-0963760

(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

2800 SCOTT BOULEVARD

SANTA CLARA, CA	95050

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER: 408-566-2000

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  [X] NO  [ ]

NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF NOVEMBER 5, 2002: 45,854,703.

FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX

PAGE
NUMBER

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2002 and June 30, 2002 (unaudited)	3

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2002 and 2001 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2002 and 2001 (unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-12

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3. Qualitative and Quantitative Disclosures about Market Risks	19

ITEM 4. Controls and Procedures	19

PART II. OTHER INFORMATION

ITEM 5. Other Information – Non-Audit Services	20

ITEM 6. Exhibits and Reports on Form 8-K	20

SIGNATURES	21

CERTIFICATIONS	22-24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUSPEX SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

	SEPTEMBER 30,	JUNE 30,
	2002	2002

ASSETS

Current Assets

Cash and cash equivalents	$7,260	$9,240

Short-term investments	12,701	20,301

Accounts receivable, net of allowances of $533 and $1,294, respectively	4,123	4,292

Inventories, net	1,541	2,714

Prepaid expenses and other	2,060	3,006

Total current assets	27,685	39,553

Property And Equipment, Net	7,926	8,770

Other Assets	390	387

Total assets	$36,001	$48,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$3,057	$5,364

Accrued liabilities	8,890	11,502

Deferred revenue	5,259	5,130

Total current liabilities	17,206	21,996

Long Term Liabilities

Accrued liabilities	738	862

Deferred revenue	128	122

Total long term liabilities	866	984

Stockholders’ Equity

Common Stock	46	46

Additional paid-in capital	215,214	215,144

Accumulated comprehensive (loss)	(734)	(759)

Accumulated deficit	(196,597)	(188,701)

Total stockholders’ equity	17,929	25,730

	$36,001	$48,710

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

AUSPEX SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except for Share Amounts)

	THREE MONTHS ENDED

	SEPTEMBER 30,	SEPTEMBER 30,
	2002	2001

Revenues

Product revenue	$2,521	$3,144

Service revenue	3,481	5,217

Total revenues	6,002	8,361

Cost of Revenues

Cost of product revenue	2,085	3,630

Cost of service revenue	2,529	5,064

Total cost of revenues	4,614	8,694

Gross margin	1,388	(333)

Operating Expenses

Selling, general and administrative	6,254	10,486

Engineering and development	2,611	4,612

Total operating expenses	8,865	15,098

Loss from operations	(7,477)	(15,431)

Other income (loss), net	(344)	921

Loss before provision for income taxes	(7,821)	(14,510)

Provision for income taxes	75	150

Net loss	$(7,896)	$(14,660)

Net loss per share

Basic and Diluted	$(0.17)	$(0.32)

Shares used in per share computations

Basic and Diluted	45,730	45,364

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

AUSPEX SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	THREE MONTHS ENDED

	SEPTEMBER 30,	SEPTEMBER 30,
	2002	2001

Cash Flows from Operating Activities

Net loss	$(7,896)	$(14,660)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	1,299	1,870

Changes in assets and liabilities

Accounts receivable, net	169	2,180

Inventories	783	(2,135)

Prepaid expenses and other	946	(372)

Accounts payable	(2,307)	(1,436)

Accrued liabilities	(2,736)	170

Deferred revenue	135	(1,445)

Net cash used in operating activities	(9,607)	(15,828)

Cash Flows from Investing Activities

Proceeds from sales/maturities of available-for-sale short-term investments	7,541	5,685

Purchases of property and equipment	(65)	(1,679)

Change in other assets	(3)	(5)

Net cash provided by investing activities	7,473	4,001

Cash Flows from Financing Activities

Proceeds from sale of common stock, net	70	1,242

Net cash provided by financing activities	70	1,242

Effect of exchange rate changes on cash	84	(121)

Net Decrease in Cash and Cash Equivalents	(1,980)	(10,706)

Cash and Cash Equivalents, Beginning of Period	9,240	30,499

Cash and Cash Equivalents, End of Period	$7,260	$19,793

The accompanying notes are an integral part of these
unaudited condensed, consolidated financial statements.

AUSPEX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

         The accompanying unaudited condensed, consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report to Stockholders of Auspex Systems, Inc. (“Auspex” or the “Company”) for fiscal 2002.

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed, consolidated financial statements reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the financial position as of the dates and results of operations for the periods indicated.

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

         The results of operations for the three months ended September 30, 2002, are not necessarily indicative of results for the entire fiscal year ending June 30, 2003. (See “Factors That May Affect Future Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations).

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. The Company has incurred significant losses, including a net loss of $50.0 million and $7.9 million for the twelve-month period ended June 30, 2002, and the three month period ended September 30, 2002, respectively. As of September 30, 2002, the Company had an accumulated deficit of $196.6 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2002, the Company has cash, cash equivalents and short-term investment balances of approximately $20 million. Management is currently pursuing opportunities to substantially increase revenue in the near future. There can be no assurance that these efforts will be successful. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Substantially all of the Company’s cash equivalents consist of investments in certificates of deposits, money market deposits, commercial paper, repurchase agreements, and U.S. agency bonds with original maturities of three months or less. Substantially all short-term investments consist of certificates of deposits, commercial paper, corporate bonds and U.S. agency bonds, which the Company intends to hold between three and twelve months.

3. NON-CASH INVESTING AND FINANCING ACTIVITIES

         Net inventory capitalized into property and equipment was $390,000 and $641,000 for the three months ended September 30, 2002 and 2001, respectively. During the three month periods ended September 30, 2002 and 2001, the Company did not retire any property and equipment.

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

	THREE MONTHS ENDED

	SEPTEMBER 30,	SEPTEMBER 30,
	2002	2001

	(IN THOUSANDS, EXCEPT PER
	SHARE AMOUNTS)
Net loss	$(7,896)	$(14,660)

Basic Net Loss Per Share

Net loss available to common stockholders	$(7,896)	$(14,660)

Weighted average common shares outstanding	45,730	45,364

Basic Net Loss per share	$(0.17)	$(0.32)

Diluted Net Loss Per Share

Net loss	$(7,896)	$(14,660)

Weighted average common shares outstanding	45,730	45,364

Dilutive potential common shares from stock options	—	—

Weighted average common shares and dilutive potential common shares	45,730	45,364

Diluted net loss per share	$(0.17)	$(0.32)

         Potential common shares from stock options and warrants outstanding during the three months ended September 30, 2002 and 2001 of 17,102,390 and 12,859,206 shares, respectively, were excluded from the computation of diluted net loss per share because the effect of including them would have been antidilutive due to the net loss available to common stockholders.

6. INVENTORIES, NET

         Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

	SEPTEMBER 30,	JUNE 30,
	2001	2002

Purchased materials	$390	$725

Systems in process	670	1,924

Finished goods	481	65

Total inventories, net	$1,541	$2,714

         Inventories contained components and assemblies in excess of the Company’s current estimated requirements and were written down to lower of cost to market at September 30, 2002 and June 30, 2002.

         Certain of the Company’s products contain critical components supplied by a single or limited number of third parties. The Company has an inventory of these critical components so as to ensure an available supply of products for its customers. Any significant shortage of these components or the failure of the third-party suppliers to maintain or enhance these components could materially adversely affect the Company’s results of operations. (See “Factors That May Affect Future Results—Dependence on Certain Suppliers”).

7. COMPREHENSIVE INCOME (LOSS)

         The Company’s comprehensive loss includes unrealized holding gains (losses) on available-for-sale securities and foreign currency translation adjustments. The following table sets forth the components of other comprehensive income (loss) net of income tax (in thousands):

	THREE MONTHS ENDED,

	SEPTEMBER 30,	SEPTEMBER 30,
	2002	2001

Net loss	$(7,896)	$(14,660)

Other comprehensive income (loss):

Unrealized holding gains on available-for-sale securities	(59)	385

Foreign currency translation adjustments	84	(121)

Comprehensive loss	$(7,871)	$(14,396)

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

         Revenues (in thousands) and long-lived assets by geography (net of accumulated depreciation) (in thousands), consisted of the following:

	THREE MONTHS ENDED

	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	JUNE 30,
	2002	2001	2002	2002

	REVENUE	REVENUE	LONG LIVED ASSETS	LONG LIVED ASSETS

North America	$3,557	$4,521	$7,344	$8,131

Europe	1,239	2,613	263	293

Pacific Rim	1,206	1,227	319	346

Total	$6,002	$8,361	$7,926	$8,770

         One customer accounted for 12% of total revenues during the three months ended September 30, 2002. No customers accounted for more than 10% of total revenues during the three months ended September 30, 2001.

9. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with an exit or disposal activity. SFAS 146 nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 also established fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Company is required to adopt the provisions of SFAS 146 as of January 1, 2003. The Company does not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

         In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result, FASB No. 64, which amended FASB No. 4, was rescinded as it was no longer necessary. FASB No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 in the first quarter of fiscal 2003 and the adoption did not have a material impact on our financial position or results of operations.

         In August 2001, the FASB issued SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. This Statement will be effective for fiscal years beginning after December 15, 2001, which for the Company will be its fiscal year beginning July 1, 2002. The Company adopted SFAS No. 144 and the adoption did not have a material effect on its consolidated financial position, results of operations, or cash flows.

         In August 2001, the FASB, issued SFAS, No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement states that companies should recognize the asset retirement cost, at fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 15, 2002, which for the Company will be its fiscal year beginning July 1, 2002. The Company adopted SFAS No. 143 and the adoption did not have a material effect on its consolidated financial position, results of operations, or cash flows.

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

         The remaining cash requirements relating to the restructuring for fiscal year 2003, 2004, 2005, and 2006 are expected to be $831,000, $495,500, $324,000, and $42,000, respectively.

         The following table summarizes the Company’s restructuring activity for the three-month period ended September 30, 2002 (in thousands):

	SEVERANCE	EXCESS FACILITIES
	AND BENEFITS	AND EQUIPMENT	TOTAL

Reserve balances, June 30, 2002	$—	$2,128	$2,128

Cash charges	—	(435)	(435)

Reserve balances, September 30, 2002	$—	$1,693	$1,693

11. LINE OF CREDIT

         In March 2001, the Company entered into a revolving line of credit agreement with a bank under which it can borrow up to $15,000,000. This agreement replaced the line of credit agreement entered into on December 1999. The line of credit bears interest either at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum determined by the bank to be a rate of 1.5 percentage points above the LIBOR rate in effect on the first day of the applicable term. The line of credit expires on March 31, 2003. At September 30, 2002 there were no borrowings outstanding under the line of credit agreement. As of September 30, 2002, there were commitments against the line of credit for letters of credit totaling approximately $676,000. The line of credit requires the Company to keep on deposit cash investments with the Company’s lending institution that is equal to the amount of the line of credit.

         Effective October 2, 2002 the Company reduced the aforementioned Line of Credit to $7.5 million, under the same terms and conditions, as before.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Total revenues for the first quarter of fiscal 2003 were $6.0 million, a decrease of 28% compared to total revenues of $8.4 million in the first quarter of fiscal 2002.

         Product revenue for the first quarter of fiscal 2003 was $2.5 million, or 42% of total revenues, compared to $3.1 million, or 38% of total revenues, in the first quarter of fiscal 2002. Service revenue for the first quarter of fiscal 2003 was $3.5 million, or 58% of total revenues, compared to 62% in the first quarter of fiscal 2002. Geographically, North America accounted for 59% and 54% of total revenues in the first quarters of fiscal 2003 and 2002, respectively; the Pacific Rim accounted for 20% and 15% of total revenues in the first quarters of fiscal 2003 and 2002, respectively; and Europe accounted for 21% and 31% of total revenues in the first quarters of fiscal 2003 and 2002, respectively. Due to competitive pressures, the average selling price for the Company’s products has declined, thereby further reducing revenues. Generally, declines in revenue year over year, is a reflection of the overall economic and capital spending slowdown and continued intense competition in the market for the Company’s products.

         Due to significant competitive pressures, rapid technological changes in our market and general economic slowdown, the Company can not predict with any certainty that the Company’s revenues or margins will improve in the future.

         Gross margin was 23% of revenues in the first quarter of fiscal 2003 compared with a negative 4% in the first quarter of fiscal 2002. Product gross margin increased to 17% in the first quarter of fiscal year 2003 from a negative 15% in the first quarter of fiscal year 2002. The increase in product gross margin, in the first quarter of fiscal 2003, is a result of reduced costs and improved absorption of manufacturing overhead, as well as, continuing improvements in inventory management. The negative product gross margin, in the first quarter of fiscal 2002, was primarily due to the reduced volume of systems shipped, which resulted in underutilized capacity and under-absorption of manufacturing overhead.

         Service gross margin was 27% in the first quarter of fiscal year 2003 as compared to 3% in the first quarter of fiscal year 2002. The increase in service gross margin in the first quarter of fiscal year 2003 is a result of lowered costs, as compared to the prior year. The reduced costs are a result of the restructuring in fiscal 2002, which reduced headcount and implemented cost controls. The decrease also resulted in part from lower warranty service relief due to lower amounts of product shipments over the past several quarters.

         Selling, general and administrative expenses during the first quarters of fiscal 2003 and fiscal 2002 totaled $6.3 million and $10.5 million, respectively, representing a decrease of 40%, year over year, and constituted 104% and 125% of total revenues, respectively. The decrease of $4.2 million from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 can be attributed to reduced headcount and cost controls put in place, as a result of the restructuring in fiscal year 2002. The decrease in selling, general and administrative expenses as a percentage of revenues for the first three months of fiscal 2003 resulted from a decrease in expenses in the first three months of fiscal 2003, as compared to the first three months of fiscal 2002.

         Engineering and development expenses during the first quarters of fiscal 2003 and fiscal 2002 were $2.6 million and $4.6 million, respectively, representing a decrease of 43% year over year and comprised 44% and 55%, respectively, of total revenues. The decrease in engineering and development expenses from the first fiscal quarter 2002 to the first fiscal quarter of 2003 is due to a decrease in headcount, and other cost controls put in place as a result of the restructuring in fiscal year 2002. The decrease in engineering and development expenses as a percentage of revenues resulted primarily from decreased expenses in comparison with the previous three-month period ended September 30, 2001.

         Other income, net, was a net loss of $344,000, in the first quarter of fiscal 2003, compared to a net gain of $921,000 in the first quarter of fiscal 2002, respectively. Other income, net, includes interest income, interest expense and foreign exchange gains and losses. The net loss in the first quarter of fiscal 2003 is a result of foreign exchange losses incurred during the period. Also, interest income has declined substantially as the Company’s cash balances and interest rates have declined in comparison to the prior year.

         Loss from operations for the first quarter of fiscal 2003 was $7.5 million, compared with $15.4 million in the first quarter of fiscal 2002.

         Due to its loss from operations, the Company had no significant provision for taxes for the first quarter of each of fiscal 2003 and 2002.

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

REVENUE RECOGNITION

         The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable and collectibility is reasonably assured. The Company generally recognizes revenue on system and upgrade sales on shipment. Service revenue includes installation, maintenance and training, and is recognized ratably over the contract period or as the services are provided. Please see Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1, “Financial Statements”, for a more detailed discussion of our revenue recognition policies.

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

LONG LIVED ASSETS

         We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying amount to the projected discounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. Please see Note 10, “Restructuring and Related Charges” of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1, “Financial Statements” for discussion of our adjustments to the carrying value of property, plant and equipment associated with our fiscal 2002 restructuring activities.

RESTRUCTURING COSTS

         The Company records restructuring costs when the Company commits to an exit plan and significant changes to the exit plan are likely. As a result of the restructuring plan implemented in the second fiscal quarter of fiscal 2002 the Company recorded $2.7 million related to severance and other costs and $2.5 million for payments under non-cancelable operating leases for abandoned facilities and excess equipment and assets and $1.2 million for write-offs relating to the disposal of excess equipment and other assets. The Company estimated no sublease income from these abandoned facilities and assets due to the current economic climate. See Note 10, “Restructuring and Related Charges” of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1, “Financial Statements”, for a more detailed discussion of fiscal 2002 restructuring activities. As of January 1, 2003, the Company will be required to adopt SFAS No. 146, which will require the Company to recognize restructuring liabilities at the time the costs are incurred. See Note 9, “Effects of Recent Accounting Pronouncements” of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1, “Financial Statements”, for a more detailed description of the change in accounting rules.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company’s cash, cash equivalents and short-term investments decreased by $9.6 million from $29.5 million on June 30, 2002 to $20 million as of September 30, 2002. The Company used approximately $9.6 million in cash from operating activities in the first three months of fiscal 2003, which included a net loss of $7.9 million and a decrease in accounts payable and accrued liabilities of $5.0 million offset by depreciation and amortization of $1.3 million. The Company’s primary investing activities included proceeds from the sale and maturities of available-for-sale short-term investments of $7.5 million.

         At September 30, 2002, the Company’s principal sources of liquidity included $20 million in cash, cash equivalents and short-term investments. The Company has $7.5 million available under a secured United States currency bank line of credit, expiring March 31, 2003, but the line of credit requires the Company to keep on deposit cash investments with the Company’s lending institution that are equal to the amount of the line of credit. At September 30, 2002, the Company had no outstanding balance under this line of credit. There were commitments against the line of credit for letters of credit totaling approximately $676,000 as of September 30, 2002. The line of credit is secured by the Company’s cash investments with the Company’s lending institution.

         While the Company took a number of steps in the second fiscal quarter of 2002 to reduce its operating expenditures and conserve cash, based on its current revenue and expense levels, the Company’s existing cash, cash equivalents and short-term investments will be insufficient to meet its working capital and capital expenditure requirements for the remainder of fiscal 2003, which ends in June

2003. The report of our independent auditors issued in connection with our audited financial statements for the fiscal year ended June 30, 2002 contains a statement expressing substantial doubt regarding our ability to continue as a going concern. While we are currently pursuing efforts to substantially increase revenue in the near future, we can provide no assurances that these efforts will be successful. If they are not successful, the Company will have to engage in additional, significant cost reduction measures in the near term that would affect our ability to compete in the markets it currently serves. These reductions may include actions such as reductions in force, lease renegotiations and facilities closures. Additionally, while the Company may seek to raise additional capital, such capital may not be available. The Company will also explore other potential options, such as a merger or sale, however, such efforts may not be successful.

         The following is a summary of our minimum payments under contractual obligations as of September 30, 2002:

	Years Ended June 30,

	2003	2004	2005	2006	2007	Thereafter	Total

	(In thousands)
Operating Leases	$2,870	2,546	2,220	1,852	1,757	4,642	$15,887

Purchase Commitments	$1,170	—	—	—	—	—	$1,170

Regent Pacific Management Fees	$975	—	—	—	—	—	$975

Total	$5,015	2,546	2,220	1,852	1,757	4,642	$18,032

FACTORS THAT MAY AFFECT FUTURE RESULTS

HISTORICAL AND FUTURE LOSSES

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which means that they were prepared on the assumption that we would have a continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. In recent years, the Company has a history of losses and may continue to incur future losses. We have incurred net losses of $80.8 million for the year ended June 30, 2000, $44.3 million for the year ended June 30, 2001 and $50.0 million for the year ended June 30, 2002. These losses combined with our current cash position, raise substantial doubt about our ability to continue as a going concern. As of September 30, 2002, we had cash, cash equivalents and short-term investment balances of $20 million. We will need to generate significant revenues to achieve cash breakeven and profitability. There can be no assurance that we will be successful in our efforts to reach cash breakeven or profitability. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve and sustain both cash breakeven and profitability, the price of our stock may decline substantially.

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

OUR COMMON STOCK WAS DELISTED FROM THE NASDAQ NATIONAL MARKET

         Our Common Stock is currently listed on The Nasdaq Small Cap Market under the symbol “ASPX.” However, our Common Stock was listed on the Nasdaq National Market from May 1993 until September 27, 2002. On June 7, 2002, we received notice from Nasdaq that our stock had traded below the $1.00 minimum per share price required for continued listing on The Nasdaq National Market for thirty (30) consecutive trading days. Accordingly, we were provided until September 5, 2002 to regain compliance, which did not occur. On September 3, 2002 the Company requested that its stock be transferred to The Nasdaq Small Cap Market. On September 25, 2002 the Company was informed our application was approved effective September 30, 2002. To transition to The Nasdaq Small Cap Market, we must satisfy the continued inclusion requirements for The Nasdaq Small Cap Market. We are now granted an additional grace period through December 4, 2002 in which to regain compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq Small

Cap Market. We may then be eligible for an additional 180 calendar day grace period in which to regain compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq Small Cap Market, provided we meet the initial listing requirements for The Nasdaq Smallcap Market at that time. The “initial listing requirements” for The Small Cap Market include stockholders equity of $5 million, or market cap of $50 million, or net income of $750,000. We may be eligible to transfer back to The Nasdaq National Market if we meet the $1.00 minimum bid price requirement for thirty (30) consecutive trading days and meet all other maintenance requirements. The delisting of our Common Stock from The Nasdaq National Market may result in a reduction in some or all of the following, each of which may have a material adverse effect on our investors:

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

*	See “Forward-Looking Statements” on page 11.

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

RISKS OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

         During both of the three month periods ended September 30, 2002 and 2001, approximately 41% and 46%, respectively, of the Company’s total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business.* Nonetheless, there can be no assurance that the Company’s Pacific Rim or European operations will continue to be successful.

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

*	See “Forward-Looking Statements” on page 11.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE RISK

         There were no material changes during the first quarter of fiscal 2002 to the Company’s exposure to market risk for changes in interest rates.

FOREIGN CURRENCY EXCHANGE RISK

         There were no material changes during the first quarter of fiscal 2002 to the Company’s foreign currency hedging programs.

ITEM 4. CONTROLS AND PROCEDURES

         (a)  Evaluation of disclosure controls and procedures.

         Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b)  Changes in internal controls.

         Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION – NON-AUDIT SERVICES

         In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the three months ended September 30, 2002 by the Company’s Audit Committee to be performed by the Company’s external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. During the three months ended September 30, 2002, the Company’s Audit Committee, did not approve any non-audit services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.     No Exhibits

b.     Reports on Form 8-K

         The Registrant filed a Current report on Form 8-K , dated September 27, 2002, which reported under “Item 7. Financial Statements and Exhibits” and “Item 9. Regulation FD Disclosure.”

         The Registrant filed a Current Report on Form 8-K, dated September 30, 2002, which reported under “Item 5. Other Events.”

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	November 12, 2002	/s/ Peter R. Simpson Peter R. Simpson Chief Financial Officer

SEC FORM OF SECTION 302 CERTIFICATION FOR REPORTS ON FORM 10-Q

Certifications

I, Gary J. Sbona, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Auspex Systems, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary J. Sbona Gary J. Sbona Chief Executive Officer

Date: November 12, 2002

SEC FORM OF SECTION 302 CERTIFICATION FOR REPORTS ON FORM 10-Q

Certifications

I, Peter R. Simpson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Auspex Systems, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Peter R. Simpson Peter R. Simpson Chief Financial Officer

Date: November 12, 2002