Form 10-Q
period 2002-12-31
AUSPEX SYSTEMS INC
filed 2003-02-11
CIK 860749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

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

YES   [X]   NO [   ]

INDICATE BY CHECK MARK WHETHER REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT)

YES [   ]   NO   [X]

NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF FEBRUARY 7, 2003: 45,854,703.

FORM 10-Q
AUSPEX SYSTEMS, INC.
INDEX

PAGE NUMBER

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2002 and June 30, 2002 (unaudited)	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2002 and 2001 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2002 and 2001 (unaudited)	5
Notes to Unaudited Condensed Consolidated Financial Statements	6-12
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3. Qualitative and Quantitative Disclosures about Market Risks	20
ITEM 4. Controls and Procedures	21
PART II. OTHER INFORMATION
ITEM 4. Vote of Security Holders	21
ITEM 5. Other Information – Non-Audit Services	22
ITEM 6. Exhibits and Reports on Form 8-K	22
SIGNATURES	23
CERTIFICATIONS	24-25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUSPEX SYSTEMS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

	DECEMBER 31,	JUNE 30,
	2002	2002

ASSETS
Current Assets
Cash and cash equivalents	$6,971	$9,240
Short-term investments	6,072	20,301
Accounts receivable, net of allowances of $400 and $1,294, respectively	2,678	4,292
Inventories	1,096	2,714
Prepaid expenses and other	1,664	3,006

Total current assets	18,481	39,553
Property And Equipment, Net	7,211	8,770
Other Assets	395	387

Total assets	$26,087	$48,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,211	$5,364
Accrued liabilities	8,047	11,502
Deferred revenue	4,588	5,130

Total current liabilities	14,846	21,996
Long Term Liabilities
Accrued liabilities	614	862
Deferred revenue	94	122

Total long term liabilities	708	984
Stockholders’ Equity
Common Stock	46	46
Additional paid-in capital	215,214	215,144
Accumulated comprehensive loss	(1,302)	(759)
Accumulated deficit	(203,425)	(188,701)
Total stockholders’ equity	10,533	25,730

	$26,087	$48,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSPEX SYSTEMS, INC.

Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except for Share Amounts)

	Three Months Ended		Six Months Ended

	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001

Revenues
Product revenue	$2,171	$3,646	$4,692	$6,790
Service revenue	3,166	5,195	6,647	10,412

Total revenues	5,337	8,841	11,339	17,202

Cost of Revenues
Cost of product revenue	1,515	3,508	3,600	7,138
Cost of service revenue	2,774	4,133	5,303	9,197

Total cost of revenues	4,289	7,641	8,903	16,335

Gross margin	1,048	1,200	2,436	867

Operating Expenses
Selling, general and administrative	5,726	9,292	11,980	19,778
Engineering and development	2,450	3,972	5,061	8,584
Restructuring	—	6,837	—	6,837

Total operating expenses	8,176	20,101	17,041	35,199

Loss from operations	(7,128)	(18,901)	(14,605)	(34,332)
Other income, net	319	49	(25)	970

Loss before provision for income taxes	(6,809)	(18,852)	(14,630)	(33,362)
Provision for income taxes	19	100	94	250

Net loss	(6,828)	(18,952)	(14,724)	(33,612)

Net loss per share Basic and Diluted	$(0.15)	$(0.42)	$(0.32)	$(0.74)

Shares used in per share computations Basic and Diluted	45,855	45,473	45,793	45,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUSPEX SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	SIX MONTHS ENDED

	DECEMBER 31,	DECEMBER 31,
	2002	2001

	(UNAUDITED)	(UNAUDITED)
Cash Flows from Operating Activities
Net loss	$(14,724)	$(33,612)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,473	3,584
Restructuring Charge	—	6,837
Changes in assets and liabilities
Accounts receivable, net	1,615	2,834
Inventories	1,418	(1,048)
Prepaid expenses and other	1,342	(182)
Accounts payable	(3,153)	(3,590)
Accrued liabilities	(3,703)	(3,750)
Deferred revenue	(570)	(2,458)

Net cash used in operating activities	(15,302)	(31,385)

Cash Flows from Investing Activities
Proceeds from sales/maturities of available-for-sale short-term investments	14,119	8,781
Purchases of property and equipment	(714)	(2,038)
Change in other assets	(8)	(5)

Net cash provided by investing activities	13,397	6,738

Cash Flows from Financing Activities
Proceeds from sale of common stock, net	70	1,266

Net cash provided by financing activities	70	1,266

Effect of exchange rate changes on cash	(434)	(141)

Net Decrease in Cash and Cash Equivalents	(2,269)	(23,522)
Cash and Cash Equivalents, Beginning of Period	9,240	30,499

Cash and Cash Equivalents, End of Period	$6,971	$6,977

The accompanying notes are an integral part of these unaudited condensed, consolidated financial statements.

AUSPEX SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The results of operations for the six months ended December 31, 2002, are not necessarily indicative of results for the entire fiscal year ending June 30, 2003. (See “Factors That May Affect Future Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations).

The accompanying unaudited condensed, consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. The Company has incurred significant losses, including a net loss of $50.0 million and $14.7 million for the twelve-month period ended June 30, 2002, and the six month period ended December 31, 2002, respectively. As of December 31, 2002, the Company had an accumulated deficit of $203.4 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2002, the Company has cash, cash equivalents and short-term investment balances of approximately $13.0 million. Management is currently pursuing opportunities to substantially increase revenue in the near future. There can be no assurance that these efforts will be successful. If they are not successful, the Company will have to cease operations or engage in additional, significant cost reduction measures in the near term that would affect its ability to compete in the markets it currently serves. These reductions may include actions such as reductions in force, lease renegotiations and facilities closures. Additionally, while the Company is seeking to raise additional capital, such capital may not be available. The Company will also explore other potential options, such as a merger or sale, however, such efforts may not be successful. The accompanying unaudited condensed, consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. NON-CASH INVESTING AND FINANCING ACTIVITIES

     Net inventory capitalized into property and equipment was $200,000 and $167,000 for the three months ended December 31, 2002 and 2001, respectively, and $590,000 and $808,000 for the six months then ended, respectively. During the six month period ended December 31, 2001, the Company retired $1.1 million in property and equipment.

4. REVENUE RECOGNITION

Product Revenue

     The Company generally recognizes revenue on system sales to end users upon shipment. Revenues from upgrade sales are generally recognized at the time the equipment is shipped. Provisions for product sales returns and allowances are recorded in the same period as the related revenue.

     The Company sells its products to end users through its direct sales force, as well as through distributors and resellers. Typically, the Company’s arrangements with distributors contain provisions for price protection and stock rotation allowances. The Company recognizes revenue on sales to distributors in accordance with the provisions set forth by Financial Accounting Standards Board (FASB) No. 48, “Revenue Recognition When Right of Return Exists,” provided that the requirements of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” have also been met. In accordance with FASB No. 48, the Company recognizes revenue upon shipment to distributors provided that: a) the price is substantially fixed or determinable at the time of sale; b) the distributor’s obligation to pay the Company is not contingent upon resale of the products; c) title and risk of loss passes to the distributor at time of shipment; d) distributor has economic substance apart from that provided by the Company; e) the Company has no significant obligation to the distributor to bring about resale of the products; and f) future returns can be reasonably estimated.

     The Company records a provision for returns and adjustments based on anticipated adjustments or returns from distributors. Revenue recognized is recorded net of this provision.

     The Company applies the provisions of SOP No. 97-2, as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Accordingly, revenue from product sales is recognized upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the fee is fixed or determinable and collectibility is deemed probable. The Company’s typical sales contracts do not include customer acceptance clauses; however, if uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved.

     When contracts contain multiple elements wherein vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the undelivered elements in accordance SOP No. 98-9. Post contract support (“PCS”) services to date have consisted of fees for providing periodic minor software maintenance releases and technical support for the Company’s products. For undelivered PCS, vendor-specific objective evidence is determined by reference to the price the PCS customers are required to pay when the PCS is sold separately. PCS revenue is initially recorded as deferred revenue and revenue is recognized ratably over the term of the relevant agreement.

     Certain sales transactions may include discounts from the normal published list price. Revenue recognized on such sales transactions are recorded net of the discounts. Typical payment term for sales transactions is 30 days.

Service Revenue

     Service revenue includes installation, maintenance and training, and is recognized ratably over the contractual period or as the services are provided.

     Installation services typically include pre-installation planning, pre-installation site survey, physical installation of the systems, and basic system implementation. Almost all system sales to end users include these basic installation services but historically there are no installation services provided on sales to distributors (the distributor performs the installation services). The basic installation services do not in any way change the functionality of the systems at the customer site. The Company’s sales cycle is typically several months, and during that time the Company’s sales and service professionals participate in extensive pre-sales activities to identify and define specific customer requirements and configurations. As such, the Company believes that once configured and tested at the Company’s factory, the Company’s systems and software conform to customer specifications prior to delivery at the customer’s site. Since installation services do not typically require significant customization or modification at the customer’s site, the Company does not consider installation services to be a significant obligation at the time the systems are shipped.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED

	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2002	2001	2002	2001

Net loss	$(6,828)	$(18,952)	$(14,724)	$(33,612)

Basic and Diluted Net Loss Per Share
Net loss available to common stockholders	$(6,828)	$(18,952)	$(14,724)	$(33,612)
Weighted average common shares outstanding	45,855	45,473	45,793	45,418

Basic and Diluted Net Loss per share	$(0.15)	$(0.42)	$(0.32)	$(0.74)

     All dilutive potential common shares from stock options and warrants outstanding during the three months ended December 31, 2002 and 2001 of 16,611,815 and 10,248,285 shares, respectively, were excluded from the computation of diluted net loss per share because the effect of including them would have been anti-dilutive due to the net loss available to common stockholders. All dilutive potential common shares form stock options and warrants outstanding during the six months ended December 31, 2002 and 2001 of 16,881,830 and 10,196,571 shares, respectively, were excluded from the computation of diluted net loss per share because the effect of including them would have been anti-dilutive due to the net loss available to common stockholders.

     On January 18, 2000, the Company issued 1,605,136 warrants, which entitled the holder to purchase common stock at a price of $6.72 per share. Of the investors who participated in the January preferred offering, two have voluntarily relinquished all rights and title to said warrants. On November 20, 2002, 706,260 warrants were canceled, leaving 898,876 warrants outstanding.

6. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

	DECEMBER 31,	JUNE 30,
	2002	2002

Purchased materials	$426	$725
Systems in process	432	1,924
Finished goods	238	65

Total inventories	$1,096	$2,714

     Inventories contained certain components and assemblies in excess of the Company’s current estimated requirements and were written down to lower of cost to market at December 31, 2002 and June 30, 2002.

     Certain of the Company’s products contain critical components supplied by a single or limited number of third parties. The Company has an inventory of the components to ensure an available supply of products for its customers. Any significant shortage of the components or the failure of the third-party suppliers to maintain or enhance these components could materially adversely affect the Company’s results of operations. (See “Factors That May Affect Future Results—Dependence on Certain Suppliers”).

7. COMPREHENSIVE INCOME (LOSS)

     The Company’s comprehensive loss includes unrealized holding gains (losses) on available-for-sale securities and foreign currency translation adjustments. The following table sets forth the components of other comprehensive income (loss) net of income tax (in thousands):

	THREE MONTHS ENDED,		SIX MONTHS ENDED,

	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2002	2001	2002	2001

Net loss	$(6,828)	$(18,952)	$(14,724)	$(33,612)
Other comprehensive income (loss):
Unrealized holding gains(losses) on available-for-sale securities	(51)	(19)	(110)	366
Foreign currency translation adjustments	(517)	(20)	(433)	(141)

Comprehensive loss	$(7,396)	$(18,991)	$(15,267)	$(33,387)

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

     Revenues (in thousands) and long-lived assets by geography (net of accumulated depreciation), consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
					DECEMBER 31,	JUNE 30,
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	2002	2002
	2002	2001	2002	2001
					LONG LIVED	LONG LIVED
	REVENUE	REVENUE	REVENUE	REVENUE	ASSETS	ASSETS

North America	$3,094	$4,817	$6,651	$9,337	$6,623	$8,131
Europe	1,286	2,097	2,525	4,711	281	293
Pacific Rim	957	1,927	2,163	3,154	307	346

Total	$5,337	$8,841	$11,339	$17,202	$7,211	$8,770

     One customer accounted for 12% of revenues during the three months ended December 31, 2002. One customer accounted for 13% of total revenues during the three months ended December 31, 2001. One customer accounted for 12% of revenues for the six months ended December 31, 2002. One customer accounted for 11% of revenues during the six months ended December 31, 2001.

9. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes that the adoption of Interpretation 46 will not have a material impact on its financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending June 30, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The Company believes that the adoption of SFAS No. 148 will not have a material effect on the Company’s financial position or results of operations as the Company does not intent to adopt the fair value method of accounting for stock-based employee compensation.

     In November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that adoption of Interpretation 45 will not have a material impact on its financial position or results of operations.

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

     In August 2001, the FASB issued SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. This Statement is effective for fiscal years beginning after December 15, 2001, which for the Company was its fiscal year beginning July 1, 2002. The Company adopted SFAS No. 144 and the adoption did not have a material effect on its consolidated financial position, results of operations, or cash flows.

     In August 2001, the FASB, issued SFAS, No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement states that companies should recognize the asset retirement cost, at fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement is effective for fiscal years beginning after June 15, 2002, which for the Company was its fiscal year beginning July 1, 2002. The Company adopted SFAS No. 143 and the adoption did not have a material effect on its consolidated financial position, results of operations, or cash flows.

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

     In the quarter ended March 31, 2000, the Company recorded restructuring charges totaling approximately $17.6 million. These charges reflect steps the Company took to strengthen its competitiveness in the growing Network Attached Storage market, streamline operations and reduce overall costs. The restructuring charges are comprised primarily of $3.8 million for reduction of personnel and $13.8 million to retire excess equipment and other assets related to the restructuring of company operations. In connection with the restructuring charges taken in the quarter ended March 31, 2000, the Company terminated 169 employees and consolidated all of its Santa Clara headquarters activities into one facility. The Company substantially completed the implementation of the restructuring plan at the end of May 2000. The major components of the restructuring were as follows:

•	The Company terminated 169 employees, comprised of 62 employees from general administration and operations, 55 employees from sales and marketing, and 52 employees from engineering,

•	The Company consolidated its Santa Clara headquarters, which had previously consisted of three buildings, into one building, and

•	The Company retired idled assets and operational leases.

     The principal cash requirements for the restructuring consisted of payments relating to the termination of leases and severance packages for terminated employees.

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

     In both cases, for the purposes of write-offs, the assets were given the value most likely to be realized. None of the written-off assets remained in use after the restructurings.

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

     The remaining cash requirements relating to the restructuring for fiscal year 2003, 2004, 2005, and 2006 are expected to be $506,000, $495,500, $324,000, and $42,000, respectively.

     The following table summarizes the Company’s restructuring activity for the three-month period ended December 31, 2002 (in thousands):

	SEVERANCE	EXCESS FACILITIES
	AND BENEFITS	AND EQUIPMENT	TOTAL

Reserve balances, June 30, 2002	$—	$2,128	$2,128
Cash charges	—	(435)	(435)

Reserve balances, September 30, 2002	$—	$1,693	$1,693
Cash charges	—	(325)	(325)

Reserve balances, December 31, 2002	$—	$1,368	$1,368

11. LINE OF CREDIT

     Effective December 24, 2002, the Company terminated it’s Line of Credit with a bank and no longer has a facility to borrow money. The Line of Credit agreement had previously allowed the Company to borrow up to $7.5 million. In connection with terminating the Line of Credit, the Company incurred $150,000 in termination fees.

12. ACCRUED WARRANTY

     The Company provides end users with a warranty for parts and labor on its products, which generally range from ninety (90) days to one year. The Company’s warranty policy for product sales other than to end-users depends on the requirements of the particular distribution channel. The Company provides currently for the estimated costs that may be incurred under its product warranty at the time the related revenue is recognized. Factors considered in determining appropriate accruals for product warranty obligations include historical warranty claim rates, historical cost-per-claim and knowledge of specific product failures. The Company assesses the adequacy of pre-existing warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future expectations. The following table reconciles for the three-month and six-month periods ended December 31, 2002 and 2001 (in thousands):

	THREE MONTHS ENDED,		SIX MONTHS ENDED,

	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2002	2001	2002	2001

Beginning accrued warranty	$801	$1,127	$724	$1,360
Cost of warranty claims	(136)	(336)	(280)	(808)
Accruals for product warranties	44	222	67	461
Adjustment to accrued warranty	(85)	—	112	—

Ending accrued warranty	$624	$1,013	$624	$1,013

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

RESULTS OF OPERATIONS

     Total revenues for the second quarter of fiscal 2003 were $5.3 million, a decrease of 40% compared to total revenues of $8.8 million in the second quarter of fiscal 2002.

     Product revenue for the second quarter of fiscal 2003 was $2.2 million, or 41% of total revenues, compared to $3.6 million, or 41% of total revenues, in the second quarter of fiscal 2002. Service revenue for the second quarter of fiscal 2003 was $3.2 million, or 59% of total revenues, compared to $5.2 million, or 59% in the second quarter of fiscal 2002. Geographically, North America accounted for 58% of total revenues in the second quarter of fiscal 2003 and 54% of total revenues in the second quarter of 2002; the Pacific Rim accounted for 18% and 22% of total revenues in the second quarters of fiscal 2003 and 2002, respectively; and Europe accounted for 24% of total revenues in the second quarters of fiscal 2003 and 2002. Due to competitive pressures, the average selling price for the Company’s products has declined, thereby further reducing revenues. Generally, declines in revenue year over year, is a reflection of the overall economic and capital spending slowdown and continued intense competition in the market for the Company’s products.

     Gross margin was 20% of revenues in the second quarter of fiscal 2003 compared with 14% in the second quarter of fiscal 2002. For the six months ended December 31, 2002 and 2001, gross margin was 21% and 5%, respectively. Product gross margin increased to 30% in the second quarter of fiscal year 2003 from 4% in the second quarter of fiscal year 2002. The increase in product gross margin, in the second quarter of fiscal 2003, is a result of reduced costs and improved absorption of manufacturing overhead costs, as well as, continuing improvements in inventory management. The Company recovered $300,000 on the sale of certain consignment inventory that had previously been written down through a lower of cost or market adjustment. The lower product gross margin in the second quarter of fiscal 2002 was primarily due to the reduced volume of systems shipped, which resulted in underutilized capacity and under-absorption of manufacturing overhead. Also, the sales of NS2000 systems at heavily discounted rates resulted in lowered margins for the second quarter of fiscal 2002. These discounted rates resulted from a conscious effort by the Company to reduce its excess inventory for this product line, which is at the end of its product life.

     Service gross margin was 12% in the second quarter of fiscal year 2003 as compared to 20% in the second quarter of fiscal year 2002. For the six months ended December 31, 2002 and 2001, service gross margin was 20% and 12%, respectively. The decrease in service gross margin in the second quarter resulted from a reduction in service revenues. Service revenues have declined, as a result of the decline in the Company’s installed base. This is a continuing trend, as lower volume in new product sales are not enough to replace the declining renewal of legacy systems service contracts. The increase in service gross margin year over year is a result of lowered costs, as compared to the prior year. The reduced costs are a result of the restructuring in fiscal 2002, which reduced headcount and implemented cost controls. The decrease also resulted in part from servicing fewer units under warranty due to lower amounts of product shipments over the past several quarters.

     Due to significant competitive pressures, rapid technological changes in our market and general economic slowdown, the Company can not predict with any certainty that the Company’s revenues or margins will improve in the future.

     Selling, general and administrative expenses during the second quarters of fiscal 2003 and fiscal 2002 totaled $5.7 million and $9.3 million, respectively, representing a decrease of 38%, year over year, and constituted 107% and 105% of total revenues, respectively. For the first six months ended December 31, 2002 and 2001, selling, general and administrative expenses totaled $12 million and

$19.8 million, respectively, and constituted 106% and 115% of revenues, respectively. The decrease of $3.6 million from the second quarter of fiscal 2002 to the second quarter of fiscal 2003 can be attributed to the reduced headcount and cost controls put in place, as a result of the restructuring in fiscal year 2002. For the six months ended, December 31, 2002 the decline in selling, general, and administrative expenses, year over year, can be attributed to the reduction in headcount and related cost reductions, as a result of the restructuring from the second quarter of fiscal 2002.

     Engineering and development expenses during the second quarters of fiscal 2003 and fiscal 2002 were $2.5 million and $4.0 million, respectively, representing a decrease of 38%, year over year, and comprised 46% and 45%, respectively, of total revenues. For the six months ended December 31, 2002 and 2001, engineering expenses totaled $5.1 million and $8.6 million, respectively, and constituted 45% and 50% of revenues, respectively. The decrease in engineering and development expenses from the second fiscal quarter of 2002 to the second fiscal quarter of 2003 is due to a reduction in headcount from the second fiscal quarter of 2002 and the resulting restructuring charges. The increase in engineering and development expenses as a percentage of revenues resulted primarily from decreased revenue in comparison with the previous three-month periods ended December 31, 2002. For the six months ended the decline in engineering expenses, year over year, can be attributed to the reduction in headcount and related cost reductions, as a result of the restructuring from the second quarter of fiscal 2002.

     Other income, net, was a net gain of $319,000, in the second quarter of fiscal 2003, compared to a net gain of $49,000 in the first quarter of fiscal 2002, respectively. Other income, net, for the six months ended of fiscal 2003 was a net loss of $25,000 versus a net gain of $970,000 for the comparable period of fiscal 2002. Other income, net, includes interest income, interest expense and foreign exchange gains and losses. The net gain in the second quarter of fiscal 2003 is a result of foreign exchange gains incurred during the period, versus, foreign exchange losses in the previous fiscal year, resulting in the higher net gain, year over year. For the six months ended comparison, the net loss, in the second quarter of fiscal 2003, versus the net gain in the second quarter of fiscal 2002, is a result of interest income declining substantially as the Company’s cash balances and interest rates have declined in comparison to the prior year. Also, the Company, in the second quarter of fiscal 2003, paid penalty fees, of $150,000, incurred in the termination of the Line of Credit.

     Loss from operations for the second quarter of fiscal 2003 was $6.8 million, compared with $18.9 million in the second quarter of fiscal 2002. Loss from operations for the six months ended were $14.7 million and $33.6 million, respectively.

     Due to its loss from operations, the Company had no significant provision for income taxes for the second quarter of in fiscal 2003 and 2002, as well as the six months ended December31, 2002 and 2001. The provision in these periods relate to foreign and state income taxes.

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

LONG LIVED ASSETS

     We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying amount to the projected discounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. Please see Note 10, “Restructuring Costs” of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1, “Financial Statements” for discussion of our adjustments to the carrying value of property, plant and equipment associated with our fiscal 2002 restructuring activities.

RESTRUCTURING COSTS

     The Company has recorded restructuring costs when the Company commits to an exit plan and significant changes to the exit plan are not likely. As a result of the restructuring plan implemented in the second fiscal quarter of fiscal 2002 the Company recorded $2.7 million related to severance, other costs and $2.5 million for payments under non-cancelable operating leases for abandoned facilities and excess equipment and assets; $1.2 million for write-offs relating to the disposal of excess equipment and other assets. The Company estimated no sublease income from these abandoned facilities and assets due to the current economic climate. See Note 10, “Restructuring Costs” of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1, “Financial Statements”, for a more detailed discussion of fiscal 2002 restructuring activities. As of January 1, 2003, the Company will be required to adopt SFAS No. 146, which will require the Company to recognize restructuring liabilities at the time the costs are incurred. See Note 9, “Effects of Recent Accounting Pronouncements” of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1, “Financial Statements”, for a more detailed description of the change in accounting rules.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s cash, cash equivalents and short-term investments decreased by $16.5 million from $29.5 million on June 30, 2002 to $13.0 million as of December 31, 2002. The Company used approximately $15.3 million in cash from operating activities in the first six months of fiscal 2003, which included a net loss of $14.7 million, depreciation and amortization of $2.5 million, inventory of $1.4 million, a decrease in accounts payable and accrued liabilities of $6.9 million and decrease in deferred revenue of $570,000. This was offset by accounts receivable of $1.6 million, prepaid expenses of $1.3 million. The Company’s primary investing activities included proceeds from the sale and maturities of available-for-sale short-term investments of $14 million.

At December 31, 2002, the Company’s principal sources of liquidity included $13 million in cash, cash equivalents and short-term investments. Effective December 24, 2002, the Company terminated it’s Line of Credit with a bank and no longer has a facility to borrow money. The Line of Credit agreement had previously allowed the Company to borrow up to $7.5 million. In connection with terminating the Line of Credit, the Company incurred $150,000 in termination fees.

     While the Company took a number of steps in the second fiscal quarter of 2002 to reduce its operating expenditures and conserve cash, based on its current revenue and expense levels, the Company’s existing cash, cash equivalents and short-term investments will be insufficient to meet its working capital and capital expenditure requirements for the remainder of fiscal 2003, which ends in June 2003. The report of our independent auditors issued in connection with our audited financial statements for the fiscal year ended June 30, 2002 contains a statement expressing substantial doubt regarding our ability to continue as a going concern. While we are pursuing efforts to substantially increase revenue in the near future, we can provide no assurances that these efforts will be successful. If they are not successful, the Company will have to cease operations or engage in additional, significant cost reduction measures in the near term that would affect our ability to compete in the markets we currently serve. These reductions may include actions such as reductions in force, lease renegotiations and facilities closures. Additionally, while the Company is seeking to raise additional capital, such capital may not be available. We will also explore other potential options, such as a merger or sale, however, such efforts may not be successful.

     The following is a summary of our minimum payments under contractual obligations as of December 31, 2002:

	Years Ended June 30,

	2003	2004	2005	2006	2007	Thereafter	Total

	(In thousands)
Operating Leases	$1,645	2,546	2,220	1,852	1,757	4,642	$14,662
Purchase Commitments	$588	—	—	—	—	—	$588
Regent Pacific Management Fees	$600	—	—	—	—	—	$600
Total	$2,833	2,546	2,220	1,852	1,757	4,642	$15,850

FACTORS THAT MAY AFFECT FUTURE RESULTS

HISTORICAL AND FUTURE LOSSES

     The accompanying unaudited condensed, consolidated financial statements have been prepared on a going concern basis, which means that they were prepared on the assumption that we would have a continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. In recent years, the Company has a history of losses and may continue to incur future losses. We have incurred net losses of $80.8 million for the year ended June 30, 2000, $44.3 million for the year ended June 30, 2001 and $50.0 million for the year ended June 30, 2002. These losses combined with our current cash position, raise substantial doubt about our ability to continue as a going concern. As of December 31, 2002, we had cash, cash equivalents and short-term investment balances of $13 million. We will need to generate significant revenues to achieve cash breakeven and profitability. There can be no assurance that we will be successful in our efforts to reach cash breakeven or profitability. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve and sustain both cash breakeven and profitability, the price of our stock may decline substantially.

WE NEED TO RAISE ADDITIONAL CAPITAL

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

OUR COMMON STOCK WAS DELISTED FROM THE NASDAQ NATIONAL MARKET

     Our Common Stock is currently listed on The Nasdaq Small Cap Market under the symbol “ASPX.” However, our Common Stock was listed on the Nasdaq National Market from May 1993 until September 27, 2002. On June 7, 2002, we received notice from Nasdaq that our stock had traded below the $1.00 minimum per share price required for continued listing on The Nasdaq National Market for thirty (30) consecutive trading days. Accordingly, we were provided until September 5, 2002 to regain compliance, which did not occur. On September 3, 2002 the Company requested that its stock be transferred to The Nasdaq Small Cap Market. On September 25, 2002 the Company was informed our application was approved effective September 30, 2002. To transition to The Nasdaq Small Cap Market, we must satisfy the continued inclusion requirements for The Nasdaq Small Cap Market. We are now granted an additional grace period through June 2, 2003 in which to regain compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq Small Cap Market. This additional 180 calendar day grace period in which to regain compliance with the $1.00 minimum bid price requirement for inclusion in The Nasdaq Small Cap Market, was provided based on meeting the initial listing requirements for The Nasdaq Smallcap Market at that time. In addition, the directors of the Nasdaq have submitted a proposed rule change to the Securities and Exchange Commission that would lengthen the grace period for compliance with the minimum bid price requirement of The Nasdaq Smallcap Market for a period of up to 540 days if certain “core” listing requirements are otherwise satisfied. The “initial listing requirements” for The Small Cap Market include stockholders equity of $5 million, or market cap of $50 million, or net income of $750,000. We may be eligible to transfer back to The Nasdaq National Market if we meet the $1.00 minimum bid price requirement for thirty (30) consecutive trading days and meet all other maintenance requirements. The delisting of our Common Stock from The Nasdaq Small Cap Market may result in a reduction in some or all of the following, each of which may have a material adverse effect on our investors:

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

     The terrorist attacks on September 11, 2001 in the United States have exacerbated the current economic downturn. Decreased consumer confidence resulting in less travel and fewer purchases by the American consumer may adversely affect the capital spending needs of the Company’s current and potential customers. The possible escalation of military alternatives as a result of the aforementioned attacks may also exacerbate or prolong the current economic downturn. The Company has no clear indication of the length or scope of the current economic downturn. In addition, the current economic downturn is being exacerbated by the threat of war with Iraq. The Company has no clear indication as to when this will be resolved and the resulting impact on the economy going forward.

POTENTIAL SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS

     The Company’s operating results may fluctuate significantly from quarter to quarter due to a combination of factors. These factors include the timing of orders and shipments, the timing of new product introductions by the Company or its competitors, the mix of distribution channels through which the Company’s products are sold, and the Company’s ability to align its expense levels with changing revenue levels. The Company generally realizes higher gross margins on sales of systems to end users and on single-system sales than on systems sold through distributors and OEMs and on multiple-system sales. In addition, given the Company’s focus on

* See “Forward-Looking Statements” on page 11.

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

RISKS OF INTERNATIONAL SALES; EUROPEAN AND JAPANESE MARKET RISKS

     During the three month periods ended December 31, 2002 and 2001, approximately 42% and 46%, respectively, and during the six month periods ended December 31, 2002 and 2001, approximately, 41% and 46%, respectively, of the Company’s total revenues were derived from markets outside of North America. The Company expects that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business.* Nonetheless, there can be no assurance that the Company’s Pacific Rim or European operations will continue to be successful.

     The Company’s international business may be affected by changes in demand resulting from localized economic and market conditions. In addition, the Company’s international business may be affected by fluctuations in currency exchange rates and currency restrictions. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. Continued increases in the value of the U.S. dollar relative to foreign currencies will make the Company’s products sold internationally less price competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of transactions and movement of exchange rates. In an effort to eliminate the potential negative impact on our cash balances, the Company has discontinued its foreign currency hedging programs. Prospectively, this will result in larger swings in foreign exchange gains and losses due to currency exposure and will impact the other income (loss) line item in our statement of operations, accordingly. The Company’s international business may further be affected by risks such as trade restrictions, increase in tariff and freight rates and difficulties in obtaining necessary export licenses and meeting appropriate local regulatory standards. For example, the Company has had to modify its products in minor respects in Japan to comply with local electromagnetic emissions standards, and must also comply with corresponding European Economic Community standards. In marketing its products to the European Economic Community, the Company also must face the challenges posed by a fragmented market complicated by local distribution channels and local cultural considerations. For international sales, the Company has largely relied on distributors or OEMs, most of whom are entitled to carry products of the Company’s competitors. There can be no assurance that any of the foregoing risks or issues will not have a material adverse effect on the Company’s business, financial condition and results of operations.

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

* See “Forward-Looking Statements” on page 13.

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

FOREIGN CURRENCY EXCHANGE RISK

     In an effort to eliminate the potential negative impact on our cash balances, the Company has discontinued its foreign currency hedging programs. Prospectively, this will result in larger swings in foreign exchange gains and losses due to currency exposure and will impact the other income (loss) line item in our statement of operations, accordingly.

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

     In connection with the Annual Meeting of Stockholders of the Company held on November 14, 2002, the Company received proxies representing 43,326,757 shares of Common Stock or 94.49% of the total outstanding shares of Common Stock of the Company. The results of the voting with respect to the matters submitted to a vote of the security holders are as follows:

1.	The result of the vote to elect Gary J. Sbona and Richard E. Chapman as Class I directors of the Company to serve for a two-year term is set forth below. In addition, each of Karl C. Powell and John E. McNulty continued to serve as directors of the Company after the meeting.

	CAST FOR	WITHHELD

Gary J. Sbona	41,135,608	2,191,149
Richard E. Chapman	41,573,181	1,753,576

2.	The result of the vote to approve an amendment to the Company’s 1997 Stock Plan to increase the shares reserved for issuance thereunder by 3,600,000.

CAST FOR	CAST AGAINST	ABSTAIN

8,705,983	12,989,582	75,352

3.	The result of the vote to approve an amendment to the Company’s 1993 Stock Purchase Plan to increase the shares reserved for issuance thereunder by 5,000,000.

CAST FOR	CAST AGAINST	ABSTAIN

9,248,802	12,453,023	69,092

4.	The result of the vote to approve an amendment to the Company’s 1993 Director’s Stock Option Plan to extend the term of the Director’s Plan an additional ten years until June of 2013.

CAST FOR	CAST AGAINST	ABSTAIN

8,922,808	12,746,664	101,445

5.	The result of the vote to ratify the appointment of KPMG LLP as the independent auditors of the Company for the year ending June 30, 2003.

CAST FOR	CAST AGAINST	ABSTAIN

43,023,169	217,785	85,803

ITEM 5.	OTHER INFORMATION – NON-AUDIT SERVICES

     In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the three and six months ended December 31, 2002 by the Company’s Audit Committee to be performed by the Company’s external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. During the three and six months ended December 31, 2002, the Company’s Audit Committee, did not approve any non-audit services.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

a.	No Exhibits

b.	Reports on Form 8-K

     The Registrant filed a Current Report on Form 8-K, dated September 30, 2002, which reported under “Item 5. Other Events.”

     The Registrant filed a Current report on Form 8-K , dated November 12, 2002, which reported under “Item 7. Financial Statements and Exhibits” and “Item 9. Regulation FD Disclosure.”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 11, 2003	/s/ Peter R. Simpson Peter R. Simpson Chief Financial Officer

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

Date: February 11, 2003

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

Date: February 11, 2003